Form 10-Q
period 1995-03-31
BANKERS FIRST CORP
filed 1995-05-10
CIK 732640

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934


For Quarterly Period Ended                 March 31, 1995
                           -----------------------------------------------------
Commission file number                        0-12120
                       ---------------------------------------------------------

                          Bankers First Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                         58-1529166
- ----------------------------------              -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)


One 10th Street, Augusta, Georgia                                          30901
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No    .
                                               ---      ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               CLASS                             Outstanding at April 26, 1995
   -------------------------------               -----------------------------
    Common Stock, $.01 Par Value                        4,727,153 Shares

                  BANKERS FIRST CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1995




                                    INDEX


                                                                                                    Page
PART  I.  Financial Information

     Item  1.  Financial Statements

         Consolidated Statements of Financial Condition at
           March 31, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Consolidated Statements of Operations -
           Three Months ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .      4

         Consolidated Statements of Cash Flows -
           Three Months ended March 31, 1995  and 1994. . . . . . . . . . . . . . . . . . . . . .      5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .      6

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . .   7-18

PART II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .     19

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

         Exhibits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20-36


PART  I.         FINANCIAL INFORMATION

ITEM  1.         FINANCIAL STATEMENTS


    BANKERS FIRST CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
         (Dollars in thousands)

                                                                     March 31,    December 31,
                                                                       1995           1994
                                                                    -----------   ------------
                                                                    (Unaudited)
    ASSETS
    Cash and amounts due from depository institutions               $   23,566        26,017
    Interest-bearing deposits in other financial institutions            5,898         3,178
    Investment securities available for sale                            55,332        44,816
    Investment securities held to maturity (market value $48,987 in
       1995 and $50,988 in 1994)                                        49,589        52,377
    Federal Home Loan Bank stock                                        12,950        13,845
    Loans receivable, net                                              910,396       878,892
    Accrued interest receivable                                          6,474         6,334
    Investment properties, net                                          14,578        14,846
    Real estate owned, net                                               4,010         3,504
    Premises and equipment, net                                         16,593        15,631
    Cost in excess of net assets acquired                                5,019         2,794
    Other assets                                                         2,533         1,613
                                                                    ----------    ----------
    Total assets                                                    $1,106,938     1,063,847
                                                                    ==========    ==========

    LIABILITIES
    Deposits                                                        $  733,529       683,881
    Retail repurchase agreements                                        15,118        18,588
    Advance payments by borrowers for taxes and insurance                3,441         2,414
    Other borrowings                                                   253,090       257,295
    Deferred income taxes                                                  940           888
    Other liabilities                                                   11,987        16,320
                                                                    ----------    ----------
    Total liabilities                                                1,018,105       979,386
                                                                    ----------    ----------
    STOCKHOLDERS' EQUITY:
    Serial preferred stock, $.01 par value;
         authorized 7,500,000 shares; none outstanding                       -             -
    Common stock, $.01 par value; authorized 12,500,000 shares;
         issued and outstanding 4,725,246 shares in 1995 and
         4,500,442 shares in 1994                                   $       47            45
    Additional paid-in capital                                          56,586        55,222
    Retained earnings (substantially restricted)                        34,221        31,661
    Loans to Employee Stock Ownership Plan and others                   (2,402)       (2,286)
    Net unrealized holding gains/(losses) on investment securities
       available for sale                                                  381          (181)
                                                                    ----------    ----------
    Total stockholders' equity                                          88,833        84,461
                                                                    ----------    ----------
    Total liabilities and stockholders' equity                      $1,106,938     1,063,847
                                                                    ==========    ==========

    Book value per share                                            $    18.80    $    18.77
                                                                    ==========    ==========

    See accompanying notes to consolidated financial statements.

    BANKERS FIRST CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       (Dollars in thousands, except per share amounts)

                                                                         Three Months Ended
                                                                              March 31,
                                                                         -------------------
                                                                            1995      1994
                                                                         ---------- --------
    INTEREST INCOME:
    Interest on loans                                                      $ 18,552  13,937
    Interest on investment securities                                         1,818   2,235
    Dividends on Federal Home Loan Bank stock                                   242     125
    Other                                                                       124      62
                                                                           --------  ------
    Total interest income                                                    20,736  16,359
    INTEREST EXPENSE:
    Interest on deposits                                                      7,370   6,244
    Interest on retail repurchase agreements                                    118      93
    Interest on other borrowings                                              3,914   2,332
                                                                           --------  ------
    Total interest expense                                                   11,402   8,669
                                                                           --------  ------
    Net interest income                                                       9,334   7,690
    PROVISION FOR LOAN LOSSES                                                   300     250
                                                                           --------  ------
    Net interest income after provision for loan losses                       9,034   7,440
    PROVISION FOR REAL ESTATE LOSSES                                            100     350
    OTHER INCOME:
    Loan servicing fees                                                          57      53
    Loan fees and service charges                                               253     241
    Service charges on deposit accounts                                       1,293   1,137
    Gain (loss) on sale of loans                                                 98    (162)
    Gain (loss) on sale of investment securities                                 (9)  1,862
    Real estate operations                                                      402      51
    Other                                                                        46      61
                                                                           --------  ------
    Total other income                                                        2,140   3,243
    OPERATING EXPENSE:
    Salaries and employee benefits                                            2,863   2,441
    Net occupancy expense                                                     1,149     994
    Advertising and promotion                                                   207     199
    FDIC insurance premiums                                                     461     453
    Other                                                                     1,331   1,191
                                                                           --------  ------
    Total operating expense                                                   6,011   5,278
    Amortization of costs in excess of net assets acquired                      233     148
                                                                           --------  ------
    Total noninterest expense                                                 6,244   5,426
    Net noninterest expense                                                   4,204   2,533
                                                                           --------  ------
    Income before income tax and extraordinary item                           4,830   4,907
    INCOME TAX EXPENSE                                                        1,568   1,639
                                                                           --------  ------
    Income before extraordinary item                                          3,262   3,268
    Extraordinary item, net                                                       -    (908)
                                                                           --------  ------
    NET INCOME                                                             $  3,262   2,360
                                                                           ========  ======
    PRIMARY EARNINGS PER SHARE:
    Income before extraordinary item                                       $   0.65    0.66
    Extraordinary item, net                                                       -   (0.18)
                                                                           --------  ------
    Net income                                                             $   0.65    0.48
                                                                           ========  ======
    Weighted average common and common equivalent shares (in thousands)       5,024   4,921
                                                                           ========  ======
    FULLY DILUTED EARNINGS PER SHARE:
    Income before extraordinary item                                       $   0.65    0.66
    Extraordinary item, net                                                       -   (0.18)
                                                                           --------  ------
    Net income                                                             $   0.65    0.48
                                                                           ========  ======
    Weighted average common and common equivalent shares (in thousands)       5,044   4,923
                                                                           ========  ======

    See accompanying notes to consolidated financial statements.

    BANKERS FIRST CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       (Dollars in thousands)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                    -------------------
                                                                                                      1995      1994
                                                                                                    --------- ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                                   $   3,262    2,360
       Adjustments to reconcile net income to net cash provided (used) by operations:
          Provision for loan and real estate losses                                                       400      600
          Depreciation and amortization                                                                   481      554
          Amortization of cost in excess of net assets acquired                                           233      148
          Amortization and accretion, net                                                                  28      105
          (Gain) loss on sale of loans                                                                    (98)     162
          (Gain) loss on sale of investment securities                                                      9   (1,862)
          (Gain) loss on sale of real estate, premises, and equipment                                    (519)    (488)
          FHLB stock purchases, net of redemptions and stock dividends                                    895     (846)
          Net change in other assets and accrued interest receivable                                   (1,060)     233
          Net change in other liabilities, accrued interest on deposits,
            and deferred income taxes                                                                  (3,609)   5,488
                                                                                                    ---------  -------
       Net cash provided (used) by operating activities                                                    22    6,454

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of investment securities available for sale                                           (14,606)  (2,000)
       Proceeds from sale and redemption of investment securities available for sale                    1,991    5,322
       Proceeds from maturity and principal collections of investment securities
            available for sale                                                                          2,946    7,742
       Proceeds from maturity and principal collections of investment securities
            held to maturity                                                                            2,758    4,227
       Loan originations net of principal collections                                                 (21,710) (62,692)
       Purchases of loans                                                                             (21,000)  (2,326)
       Proceeds from sale of loans                                                                     10,785   19,716
       Net additions to premises and equipment                                                           (458)    (194)
       Improvements and additions to real estate owned and investment property                           (664)    (379)
       Proceeds from sale of real estate and investment property                                        1,245    1,721
                                                                                                    ---------  -------
       Net cash provided (used) by investment activities                                              (38,713) (28,863)

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in deposit accounts                                                                  (7,174)   5,604
       Net change in retail repurchase agreements                                                      (3,470)     (56)
       Proceeds from long-term borrowings                                                                   -        -
       Repayments of long-term borrowings                                                                (220) (18,280)
       Net change in short-term borrowings                                                             (3,900)  43,000
       Net change in advance payments by borrowers for taxes and insurance                              1,027      640
       Dividends paid                                                                                    (702)    (445)
       Proceeds from exercise of stock options and dividend reinvestment                                1,165       95
       Cash received on purchase of branches                                                           52,234        -
                                                                                                    ---------  -------
       Net cash provided (used) by financing activities                                                38,960   30,558
                                                                                                    ---------  -------

    Increase (decrease) in cash and cash equivalents                                                      269    8,149
    Cash and cash equivalents at beginning of year                                                     29,195   26,814
                                                                                                    ---------  -------
    Cash and cash equivalents at end of period                                                      $  29,464   34,963
                                                                                                    =========  =======

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for:
          Interest                                                                                  $  10,123    7,720
          Income Taxes                                                                                    329       35
    NONCASH TRANSACTIONS-OTHER:
       Transfer of loans to and write downs of repossessed assets                                         532      809
       Financing provided on sales of real estate                                                         258      344

    See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

         The accompanying Consolidated Statement of Financial Condition as of March 31, 1995, and the related Consolidated Statements of Operations for the three month periods ended March 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of Management, all eliminations and adjustments necessary for a fair presentation have been made; however, the statements were prepared in accordance with the instructions for preparation of Securities and Exchange Commission Form 10-Q and do not include all information and disclosures necessary for fair presentation in accordance with generally accepted accounting principles. These financial statements should, therefore, be read in conjunction with management's discussion and analysis of the complete Annual Report for the year ended December 31, 1994 which was filed with the Company's most recent Form 10-K.

         Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year. Adjustments to the balance sheet and income statement are typically of a normal, recurring nature. Any adjustments not meeting this criteria are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations or Notes to the Consolidated Financial Statements.

         Certain amounts in the prior year Financial Statements have been reclassified to conform with current year presentation.

2.  Recent Accounting Pronouncements

         In May 1993, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent, beginning in 1995. Loans that are determined to be impaired require a valuation allowance equivalent to the amount of impairment. The valuation allowance is to be established by a charge to the provision for loan losses. In October 1994, the Financial Accounting Standards Board issued Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends the requirements of SFAS 114 regarding interest income recognition and related disclosure requirements. Initial adoption of SFAS 114 and SFAS 118 must be reflected prospectively.

         The Company adopted SFAS 114 and SFAS 118 on January 1, 1995, and the impact to the consolidated financial statement was not material. At March 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $4.2 million (of which $2.7 million were classified as nonaccrual). Included in this amount is $1.8 million of impaired loans for which the allowance for credit losses is $0.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994

         Net interest income increased $1.6 million compared to the 1994 quarter principally due to a $158.4 million increase in average earning assets, a $146.7 million increase in average interest bearing liabilities and a 3 basis point increase in the interest spread. For the 1994 and 1995 quarters respectively, the yield on average earning assets increased from 7.67% to 8.20%; however, the increase in yield was partially offset by an increase in the average rate paid on interest-bearing liabilities from 4.20% to 4.70%. As a result of the above changes in earning assets and interest bearing liabilities, the net interest margin increased to 3.64% in the 1995 quarter from 3.56% in 1994.

         The provision for loan losses was $300 thousand compared to $250 thousand in the 1994 quarter. Net loan charge offs were $162 thousand versus $498 thousand in 1994. The provision for real estate losses was $100 thousand compared to $350 thousand in 1994. At March 31, 1995 the allowance for loan loses was $7.8 million or 0.86% of net loans and 0.71% of total assets. Loan loss reserves to non-performing loans was 212.8%. The coverage ratio, loan loss reserves to non-performing loans and real estate owned, was 102.0%.

         Other income for the quarter was $2.1 million compared to $3.2 million in the year earlier period. Service charges on deposit accounts were $156 thousand higher due to a $24.4 million increase in average checking account balances. Real estate operations income increased $0.4 million from 1994 levels primarily due to $0.1 million of nonrecurring gains in the 1995 quarter and $0.1 million of nonrecurring losses in the 1994 quarter. Other income in the 1994 quarter included a $1.9 million nonrecurring gain on the sale of 317 thousand shares of Synovus Financial Corp. common stock. This gain was partially offset by a $0.4 million nonrecurring charge for the write down of the present value of loan servicing rights. The remaining balance at March 31, 1995 of excess loan servicing rights is $0.7 million.

         Operating expenses were $6.0 million compared to $5.3 million for the 1994 quarter. The overhead ratio, general and administrative expense to average assets, improved to 2.22% in 1995 from 2.28% in 1994. The efficiency ratio, general and administrative recurring expense divided by net interest income and other recurring income, was 52.90% in 1995 compared to 54.29% in 1994.

         Income tax expense for the 1995 quarter was $1.6 million or 32.5% of income before tax compared to $1.6 million or 33.4% for the same 1994 period. The corporate income tax rate for 1995 and 1994 differs from the Company's actual effective tax rate principally due to the reduction of the tax valuation allowance for deferred state income tax benefits.

         In the 1994 quarter, $28.0 million of FHLB advances were prepaid and an extraordinary charge of $908 thousand net of income tax benefit was recognized.



    SCHEDULE I
    BANKERS FIRST CORPORATION AND SUBSIDIARIES
       PROFITABILITY & OVERHEAD RATIOS

                                                  1995                1994              1993
                                               ---------  ---------------------------- ------
                                                  3/31    12/31   9/30   6/30    3/31   12/31
                                               ---------  ------ -----  -----   -----   -----
    PROFITABILITY
    Yield on Earning Assets                        8.20 %  8.02   7.90   7.67    7.67    7.85
    Cost of Funds                                  4.70    4.40   4.16   4.07    4.20    4.32
    Interest Spread                                3.50    3.62   3.74   3.60    3.47    3.53
    Net Interest Margin                            3.64    3.74   3.86   3.70    3.56    3.58
    Net Non-Interest                               1.55    1.34   1.77   1.63    0.94    1.65
    Return on Assets                               1.20    1.15   1.12   1.09    1.02    0.96
    Return on Equity                              15.05   14.52  13.92  13.23   12.20   11.64

    OVERHEAD
    G&A/Average Assets                             2.22 %  2.20   2.33   2.30    2.28    2.32
    Amortization of Goodwill/Average Assets        0.09    0.08   0.07   0.06    0.06    0.07
    Compensation/Average Assets                    1.06    1.06   1.05   1.05    1.05    1.02
    Occupancy/Average Assets                       0.42    0.46   0.46   0.45    0.43    0.44

    Number of Employees (FTE's)                     380     372    372    350     351     351

    Dollars of Assets per Employee
         (in millions)                        $    2.85    2.83   2.77   2.74    2.63    2.59

    GAP
    One Year Gap                                   1.49 %  3.25   6.84   6.66    5.68   11.19

ASSET/LIABILITY MANAGEMENT

SUMMARY

         The Company utilizes Sendero Asset/Liability modeling software to measure and monitor its exposure to interest rate risk. Using this software, the duration and repricing periods of earning assets and interest bearing liabilities are projected and measured under various interest rate scenarios on a quarterly basis. Based on this analysis, strategies are developed to achieve returns that are within the guidelines of the Company's interest rate risk policy. This model provides two primary measures of interest rate risk: rate shock analysis and the Asset/Liability Gap ratio.

INTEREST RATE SENSITIVITY

         Rate shock analysis provides a dynamic measurement of interest rate sensitivity. The rate shock model assumes an immediate and sustained change in the level of interest rates. Rate changes are computed in 100 basis point increments ranging from a minus 400 basis point decline to a positive 400 basis point increase in interest rate levels. It is unlikely that an immediate and sustained change in interest rate of this magnitude would occur. Historically, interest rates generally increase or decrease over a period of time in what is categorized as a rate cycle. The hypothetical modeling of an instantaneous rate shock provides insight as to the potential impact on the Company's equity capital and its profitability under these circumstances.

         For example, the results of the rate shock analysis at March 31, 1995 indicate that an immediate and sustained change caused by a 100 basis point increase in interest rates would produce a decline in the projected annual net interest margin of 9 basis points. A 100 basis point decrease in interest rates would result in a 18 basis point increase in the projected net interest margin for the same period. As measured by the interest rate shock analysis, the Company has developed strategies to achieve targeted returns under various interest rate scenarios. However, since all interest rates do not adjust concurrently, this analysis is only an indicator of the sensitivity to changes in interest rates.

ASSET/LIABILITY GAP RATIO

         Another measure of interest rate risk is the Asset/Liability Gap ratio. Over the past two years the one year Gap ratio has ranged between 11.19% and 1.49%. At March 31, 1995 the one year Gap ratio was 1.49% with 62.3% of total rate sensitive assets and 63.3% of total rate sensitive liabilities scheduled to reprice within twelve months compared to 59.9% and 55.3%, respectively, a year earlier. Schedule I summarizes the one year Gap ratio for the most recent six quarters. Schedule II shows the current Gap position by type of rate sensitive assets and liabilities and by major repricing period.

    SCHEDULE II
    BANKERS FIRST CORPORATION AND SUBSIDIARIES
       GAP ANALYSIS AT MARCH 31, 1995
        (Dollars in thousands)

                                           ----------------------------------------------------------------
                                               Six     Six Months  One to    Three to    Over
                                             Months      to One     Three      Five      Five
                                             or Less      Year      Years     Years     Years      Total
                                           ----------------------------------------------------------------
    RATE SENSITIVE ASSETS
    Loans                                  $ 394,274     187,185    183,968    64,905    88,356     918,688
    Investment securities                     28,926      20,545     35,069    10,560     9,821     104,921
    FHLB Stock                                12,950           -          -         -         -      12,950
    Deposit funds                              5,898           -          -         -         -       5,898
                                           ---------     -------    -------    ------    ------   ---------
    Total                                    442,048     207,730    219,037    75,465    98,177   1,042,457

    RATE SENSITIVE LIABILITIES
    Deposits                                 200,113     237,679    145,532    53,424    95,109     731,857
    Borrowings                               180,444      15,000     51,326    20,000     1,438     268,208
                                           ---------     -------    -------    ------    ------   ---------
    Total                                    380,557     252,679    196,858    73,424    96,547   1,000,065

    GAP POSITION
    Asset (liability) Gap Position         $  61,491     (44,949)    22,179     2,041     1,630      42,392
                                           =========     =======    =======    ======    ======   =========
    Cumulative Asset (liability) Gap       $  61,491      16,542     38,721    40,762    42,392      42,392
                                           =========     =======    =======    ======    ======   =========
    Gap Position as a percentage
       of total assets                          5.56 %      1.49       3.50      3.68      3.83        3.83
                                           =========     =======    =======    ======    ======   =========

    GAP POSITION AT DECEMBER 31, 1994:
    Asset (liability) Gap Position         $  38,204      (3,621)     1,294     2,410     3,653      41,940
                                           =========     =======    =======    ======    ======   =========
    Cumulative Asset (liability) Gap       $  38,204      34,583     35,877    38,287    41,940      41,940
                                           =========     =======    =======    ======    ======   =========
    Gap Position as a percentage
       of total assets                          3.59 %      3.25       3.37      3.60      3.94        3.94
                                           =========     =======    =======    ======    ======   =========


         The difference between the amount of interest sensitive assets and interest sensitive liabilities to be repriced during a specified time period is referred to as the "asset(liability) gap position". The classification and availability of interest sensitive assets and liabilities available for repricing is determined as follows: (1) loans tied to the base lending rate or other indices depend on the time the adjustments may occur; (2) loans with stated call dates are amortized without any prepayment assumption with the balance at the call date reflected in that period; (3) other loans are amortized using market based prepayment assumptions; (4) investments are categorized by stated maturity; (5) regular savings and regular NOW accounts are considered to be interest sensitive and are amortized using projected deposit repricing rates; (6) money market deposit accounts, Super NOW accounts, and repurchase agreements are subject to rate change daily; and (7) other deposits and borrowings are shown by stated maturity. Management believes that the above prepayment and withdrawal assumptions are reasonable based upon the Company's historical experience.

         The Company manages its Asset/Liability position by selling all 30 year fixed rate loan production, originating and retaining adjustable rate mortgages and shorter-term loans, and by using funding sources, such as core deposits, longer term certificates of deposit and long-term borrowings, that provide durations similar to the assets held in portfolio.

         At March 31, 1995, the Company did not have any futures, swaps or option contracts. The Company has commitments to originate, purchase and sell loans. These commitments are in the normal course of business and in the opinion of management do not involve more than the normal risk of loss.

LOAN PORTFOLIO

         During the first quarter of 1995, net loans receivable grew by $31.5 million with residential real estate and residential construction loans accounting for $19.6 million and $6.0 million, respectively, of the increase. Residential loan originations were $39.5 million, down $3.7 million from prior quarter levels due to the rise in interest rates. Purchases of residential loans decreased $4.6 million to $21.1 million for the quarter. Residential loan sales in the secondary market of 30 year fixed rate loans were $10.7 million compared to $15.2 million in the prior quarter. The consumer loan portfolio increased $6.4 million over the prior quarter as consumer loan demand remained strong. Schedule III provides detail of the loan portfolio mix at March 31, 1995 and December 31, 1994. Schedule V provides a summary of loan origination, sales, and payments for the last six quarters.


    SCHEDULE III
    BANKERS FIRST CORPORATION
       LOAN PORTFOLIO
       (Dollars in thousands)

                                                             3/31/95           12/31/94
                                                       -----------------   -----------------
                                                        Amount   Percent    Amount   Percent
                                                       --------  -------   --------  -------
    LOANS
    Loans held for sale                                $   2,882    0.32 % $   1,353    0.15 %
    Construction - Residential (Net)                      52,838    5.80      46,830    5.33
    Construction - Commercial (Net)                       11,431    1.26      11,201    1.27
    Residential real estate                              485,206   53.30     465,560   52.97
    Commercial real estate                               168,365   18.49     170,504   19.40
    Commercial and corporate                              18,614    2.04      18,754    2.13
    Consumer                                             180,154   19.79     173,789   19.77
                                                       ---------  ------   ---------  ------
       Gross loans                                       919,490  101.00     887,991  101.04

    LESS:
    Unearned interest income and deferred loan fees        1,246    0.14       1,389    0.16
    Allowance for losses                                   7,848    0.86       7,710    0.88
                                                       ---------  ------   ---------  ------

    NET LOANS                                          $ 910,396  100.00 % $ 878,892  100.00 %
                                                       =========  ======   =========  ======

    SCHEDULE IV
    BANKERS FIRST CORPORATION AND SUBSIDIARIES
       ALLOWANCE FOR LOAN LOSSES
       (Dollars in thousands)

                                                       1995                       1994                   1993
                                                    ----------    ------------------------------------  -------
                                                       3/31        12/31     9/30      6/30      3/31    12/31
                                                    ----------    -------  -------   -------   -------  -------
    Allowance for Losses Beginning of Period        $    7,710      8,782    8,863     8,527     8,775     9,000
    Provision for Loan Losses                              300      1,100      200       250       250        69

    RECOVERIES
    Real Estate Loans:
       Residential                                           2          2       23         9         -         -
       Commercial                                            -          3       16       321         5        65
    Commercial & Industrial                                 13         12        -         -         -         7
    Consumer                                                89         91       89       108        77        81
                                                    ----------      -----    -----     -----     -----     -----
    Total Recoveries                                       104        108      128       438        82       153

    LOSSES CHARGED TO
    Real Estate Loans:
       Residential                                          27        370       68        30        36       132
       Commercial                                           26      1,711      156       123       367       132
    Commercial & Industrial                                 23         25       18        62        43        11
    Consumer                                               190        174      167       137       134       172
                                                    ----------      -----    -----     -----     -----     -----
    Total Charge-Offs                                      266      2,280      409       352       580       447
                                                    ----------      -----    -----     -----     -----     -----

    Net Charge-Offs                                        162      2,172      281       (86)      498       294
                                                    ----------      -----    -----     -----     -----     -----

    Allowance for Losses End of Period              $    7,848      7,710    8,782     8,863     8,527     8,775
                                                    ==========      =====    =====     =====     =====     =====
    Allowance for losses as a percentage of
       non-performing assets                            101.95 %   121.11   118.97    101.92     82.11     68.12


    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

    Real Estate Loans:
       Residential                                  $    1,415      1,442    2,815     2,861     2,882     2,890
       Commercial                                        2,796      2,610    3,150     3,290     3,091     3,422
    Commercial & Industrial                              1,641      1,650      756       774       836       879
    Consumer                                             1,996      2,008    2,061     1,938     1,718     1,584
                                                    ----------      -----    -----     -----     -----     -----

    Allowance for Losses End of Period              $    7,848      7,710    8,782     8,863     8,527     8,775
                                                    ==========      =====    =====     =====     =====     =====

    SCHEDULE V
    BANKERS FIRST CORPORATION AND SUBSIDIARIES
       LOAN ACTIVITIES
       (Dollars in thousands)

                                            1995                     1994                      1993
                                         ----------  -------------------------------------  ---------
                                            3/31      12/31      9/30      6/30      3/31     12/31
                                         ----------  -------  ---------  -------  --------  ---------
    Gross Loans Outstanding
       Beginning of Period               $ 887,991    854,133   792,895   734,233   690,249   664,006

    ORIGINATED
    Residential Construction                11,200     11,744    11,854    13,461    19,165    14,672
    Other Residential                       28,274     31,401    39,163    48,039    48,399    67,254
    Commercial Real Estate                   7,494      6,267     9,153    10,117     6,536     9,062
    Other                                   32,506     33,709    38,090    43,528    58,825    29,914
                                         ---------    -------   -------   -------   -------   -------
       Total Originated                     79,474     83,121    98,260   115,145   132,925   120,902

    PURCHASED
    Residential Construction                 9,532      7,931     8,354     4,340     1,353     3,677
    Other Residential                       11,553     17,795    25,457    14,390       977         -
                                         ---------    -------   -------   -------   -------   -------
       Total Purchased                      21,085     25,726    33,811    18,730     2,330     3,677

    SOLD
    Residential Construction                     -          -         -         -         -         -
    Other Residential                       10,687     15,174    10,080    12,052    19,716    33,597
    Commercial Real Estate                       -      8,601         -         -         -         -
    Other                                        -          -         -         -         -     4,952
                                         ---------    -------   -------   -------   -------   -------
       Total Sold                           10,687     23,775    10,080    12,052    19,716    38,549

    Net Payments and Swaps                 (58,373)   (51,214)  (60,753)  (63,161)  (71,555)  (59,787)
                                         ---------    -------   -------   -------   -------   -------
    Gross Loans Outstanding
       End of Period                     $ 919,490    887,991   854,133   792,895   734,233   690,249
                                         =========    =======   =======   =======   =======   =======


ASSET QUALITY

         Non-performing assets at March 31, 1995 were $7.7 million, a decrease of $2.7 million or 25.9% from 1994 levels. As a percent of total assets, non-performing assets were 0.70% in 1995 compared to 1.09% a year earlier.

         Non-performing assets consist of non-accrual loans and real estate acquired by foreclosure or by deed in lieu of foreclosure. Non-accrual loans represent loans that are 90 days delinquent (120 days for credit card loans) on which interest is not accrued. Real estate acquired by foreclosure or through in substance foreclosure is stated at the lower of cost or fair value less estimated disposal costs at foreclosure. A valuation allowance is established for subsequent reductions to the carrying value of repossessed real estate.

         Restructured loans at March 31, 1995 were $2.4 million down $7.7 million or 76.3% from a year earlier. Restructured loans as a percent of total assets were 0.21%.

Restructured loans consist of loans that are made with terms that are concessions from the Company's normal lending policies.

         Schedule VI provides additional information on changes in non-performing assets, restructured loans and performing loans 90 days past due for the last six quarters.

         Loans that are 90 days delinquent as to principal or interest are reviewed for nonaccrual status. Nonaccrual status refers to loans no longer accruing interest. If collection of interest is less than probable or the collection of principal is doubtful, accrual of interest income is discontinued and previously accrued interest is reversed. Interest income on nonaccrual loans is recognized on a cash basis. Loans that are not well secured and in the process of collection are placed on nonaccrual.

         Well secured refers to debt collateralized in the form of liens on or pledges of real or personal property, including securities, that is secured to the net realizable value of the recorded investment. Debt is also considered to be well secured if guaranteed by a financially responsible party with the capacity to repay the debt.

         In process of collection refers to actions to collect the debt in due course either through legal action, including judgment enforcement procedures or, in appropriate circumstances, through collection efforts not involving legal action which are reasonably expected to result in repayment of the debt or in its restoration to a current status. A loan is considered to be in process of collection when, based upon a probable specific event such as the closing of a negotiated sales contract, it is expected that the loan will be repaid or brought current. There must be evidence that collection in full of amounts due and unpaid will occur shortly. The timing and amount of repayment should be certain and should occur within 90 days from the date of review by the Credit Policy Committee.

         As illustrated in Schedule VII, of total non-performing assets, 61.7% are located in major metropolitan areas of Georgia, South Carolina and Tennessee. The diversified economic base of these areas and their proximity to the Company's banking operations are expected to be strong factors in reducing the level of non-performing assets. However, further declines in commercial real estate and real estate construction markets or in other economic sectors could potentially result in increased levels of charge-offs, non-performing assets and provision for loan losses.

    SCHEDULE VI
    BANKERS FIRST CORPORATION AND SUBSIDIARIES
       NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND 90 DAY PAST DUE LOANS (Dollars in thousands)

                                                       1995                     1994                  1993
                                                    ----------  ----------------------------------  -------
                                                       3/31      12/31     9/30     6/30     3/31    12/31
                                                    ----------  -------   ------  --------  ------  -------
    NON-PERFORMING ASSETS
    Nonaccrual Loans                                $   3,688     2,862    2,581    3,143    3,186    5,416
    Assets Acquired by Foreclosure                      4,010     3,504    4,751    5,553    7,199    7,466
                                                    ---------    ------   ------   ------   ------   ------
    Total Non-Performing Assets                         7,698     6,366    7,332    8,696   10,385   12,882

    RESTRUCTURED LOANS                                  2,397     2,424    8,384   10,083   10,100    8,473

    PERFORMING LOANS - 90 DAYS PAST DUE                 1,749     2,188    1,607    1,166    2,050    1,994
                                                    ---------    ------   ------   ------   ------   ------

    Total NPA, Restructured & 90 Day Past Due       $  11,844    10,978   17,323   19,945   22,535   23,349
                                                    =========    ======   ======   ======   ======   ======

    AS A PERCENTAGE OF TOTAL ASSETS
    Non-Performing Assets                                0.70 %    0.60     0.70     0.89     1.09     1.42
    Restructured Loans                                   0.21      0.23     0.81     1.02     1.07     0.93
    Performing Loans - 90 Days Past Due                  0.16      0.21     0.15     0.12     0.21     0.21
                                                    ---------    ------   ------   ------   ------   ------
    Total                                                1.07 %    1.04     1.66     2.03     2.37     2.56
                                                    =========    ======   ======   ======   ======   ======



    SCHEDULE VII
    BANKERS FIRST CORPORATION AND SUBSIDIARIES
       NON-PERFORMING ASSETS BY GEOGRAPHIC LOCATION AND LOAN TYPES
       MARCH 31, 1995
       (Dollars in thousands)

                                 Residential       Commercial       Other
                             -------------------  ------------  -------------
    MSA/STATE                  A&D  Const  Perm    Const Perm    Corp    Cons    Total
                            ----------------------------------------------------------
    Atlanta, GA               $   -    -    241      -     320      -       -      561
    Augusta, GA/SC               25  649    758      -     822    620     847    3,721
    Chattanooga, TN/GA            -   46    137      -       -     39       -      222
    Savannah, GA                  -   14      -      -      75    153       -      242
    Other - GA, SC, TN            -    -      -     86   1,390      -       -    1,476
                              -----  ---  -----     --   -----    ---   -----    -----
    Total GA, SC, TN             25  709  1,136     86   2,607    812     847    6,222

    Other                         -    -    604      -       -      -     872    1,476
                              -----  ---  -----     --   -----    ---   -----    -----

    Total                     $  25  709  1,740     86   2,607    812   1,719    7,698
                              =====  ===  =====     ==   =====    ===   =====    =====

SCHEDULE VIII
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   PERFORMING COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS BY GEOGRAPHIC
    LOCATION
   MARCH 31, 1995
   (Dollars in thousands)

MSA/STATE
Atlanta, GA                        $    41,367       23.37 %
Augusta, GA/SC                          74,098       41.86
Chattanooga, TN/GA                       1,960        1.11
Savannah, GA/SC                         15,314        8.65
Other - GA, SC, TN                      35,493       20.05
                                   -----------      ------
Total GA, SC, TN                       168,232       95.04

FL, NC, VA                               8,779        4.96
                                   -----------      ------

Total                              $   177,011       100.0 %
                                   ===========       =====



LIQUIDITY

         The Company's principal sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, proceeds from the sale of loans and securities, FHLB advances, other borrowings, and earnings on investments.

         The principal uses of funds are the origination and purchase of loans, acquisition of investment and mortgage-backed securities, interest payments on deposits and borrowings, payment for maturing certificates, repayments of borrowings and other operating expenses. Schedule V summarizes loan origination, sale, payment and swap activity for the past six quarters.

         During the March 1995 quarter, Bankers First acquired branch operations in Dublin and Chatsworth, Georgia totaling $55.9 million in deposits and received $52.2 million in cash, $0.3 million in loans and $3.4 million of other assets. The cash proceeds from the acquisition were used to pay down FHLB advances.

         At March 31, 1995, the Company maintained $23.6 million in cash and $104.9 million in investments. Approximately 47.2% of the investment portfolio matures or reprices within twelve months. The average balance sheets with related yield and cost data presented in Schedule IX provide additional liquidity information.

    SCHEDULE IX
    BANKERS FIRST CORPORATION AND SUBSIDIARIES
       AVERAGE BALANCES WITH YIELD/COST FOR PERIOD:
       (Dollars in thousands)

                                                                 Quarter ending         12 Month Average
                                                                 March 31, 1995               1994
                                                             ----------------------   ----------------------
                                                                Avg. Bal.     Rate       Avg. Bal.     Rate
                                                            ---------------  ------   -------------- -------
    EARNING ASSETS
    Investment portfolio                                    $      30,654     7.45        36,173      6.42
    FHLB Stock                                                     13,553     7.14        11,342      6.23
    Mortgage Backed Securities                                     78,207     7.05        92,815      6.48
    Residential Construction                                       49,559     9.53        36,357      8.52
    Commercial Construction                                        11,414     8.74        13,897      7.99
    For Sale Residential                                            1,353    10.64         3,090      5.11
    Residential Fixed Rate                                        235,921     7.66       202,956      7.73
    Residential ARM/GPM/Balloon                                   239,185     7.14       200,890      6.93
    Commercial Fixed Rate                                          11,544    10.74        12,927     10.85
    Commercial Adj/Baln/Float                                     156,256     8.99       153,463      8.28
    Corporate Loans                                                18,748     8.48        16,340      8.68
    Consumer Credit Cards                                          12,910    13.94        11,858     13.05
    Consumer Single Payment                                         3,172     9.46         2,816      8.06
    Consumer Add-On                                                 3,166     7.08         3,742      6.60
    Consumer H.O.M.E. Loans                                        28,248    10.38        28,297      8.66
    Consumer Other Loans                                          128,831     8.65       100,395      8.70
       Deferred Loan Fees and Unearned Interest                    (1,394)     N/A        (1,692)      N/A
       Reserves for Losses                                         (7,832)     N/A        (8,551)      N/A
                                                            -------------    -----       -------     -----
    Total Earning Assets                                    $   1,013,495     8.20       917,115      7.82
                                                            =============    =====       =======     =====

    NON-INTEREST ASSETS:
    Cash and Amounts Due from Depository Institutions       $      24,228                 22,521
    Cost in Excess of Net Assets Acquired                           3,658                  2,243
    Other Assets                                                   42,143                 44,055
                                                            -------------                -------
                                                                   70,029                 68,819
                                                            -------------                -------
    TOTAL ASSETS                                            $   1,083,524                985,934
                                                            =============                =======

    INTEREST BEARING LIABILITIES:
    Overnight Money Markets                                 $      16,610     2.71        22,810      2.72
    Certificates - 2 to 3 Month                                     2,317     2.98         4,180      2.94
    Certificates - 6 Month                                         34,382     4.46        34,937      3.46
    Certificates - 12 Month                                        71,084     4.78        62,593      3.74
    Certificates - 13 to 29 Month                                 153,851     4.93       124,050      4.60
    Certificates - 30 Month                                        45,225     4.96        49,184      5.06
    Certificates - 31 to 59 Month                                  27,751     5.38        25,847      5.40
    Certificates - 60 Month & Over                                 87,729     6.27        72,608      6.37
    Jumbo Certificates                                             54,519     5.09        61,198      4.71
    Savings Accts-Regular & Club                                   81,467     2.77        83,833      2.65
    Super NOW Accounts                                              6,633     2.69         7,591      2.67
    Checking Accounts                                             115,855     2.32       101,869      2.18
    Commercial Investors Checking                                  17,019     2.81        17,637      2.51
    Other Repurchase Agreements                                        26        -            61      3.28
    Borrowed Money                                                267,115     5.98       221,843      5.14
    Accrued Interest-Savings & Checking                             2,794      N/A         3,723       N/A
                                                            -------------    -----       -------     -----
    Total Interest Bearing Liabilities                      $     984,377     4.70       893,964      4.21
                                                            =============    =====       =======     =====

    NON-INTEREST LIABILITIES AND EQUITY:
    Other Liabilities                                       $      12,443                 11,744
    Total Net Worth                                                86,704                 80,226
                                                            -------------                -------
    Total Non-Interest Liabilities & Equity                 $   1,083,524                985,934
                                                            =============                =======

REGULATORY MATTERS

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contained significant changes to the legal and regulatory environment for insured depository institutions, including prompt corrective action regulations, reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

         The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Institutions categorized "undercapitalized" or worse are subject to certain restrictions. To be considered "adequately capitalized", an institution must generally have a leverage or core ratio greater than 4%, and a total risk-based capital ratio greater than 8%.

         Bankers First Savings Bank, FSB meets the regulatory definition of well capitalized: a core capital ratio greater than 5% and a total risk-based capital ratio greater than 10%. Schedule X summarizes the Bank's regulatory capital at March 31, 1995.


    SCHEDULE X
    BANKERS FIRST SAVINGS BANK, FSB
       ANALYSIS OF CAPITAL AND CAPITAL REQUIREMENTS
       MARCH 31, 1995
       (Dollars in thousands)

                                                                                                        Risk-
                                                              Tangible              Core       Risk-    based
                                                 Tangible     capital     Core     capital     based    captial
                                                 capital       ratio     capital    ratio     captial   ratio
                                                 --------    --------  ----------  --------   -------  ---------
    Equity capital                                $65,488                $65,488             $65,488
    Qualifying subordinated debentures                 --                     --               3,520
    Cost in excess of net assets acquired          (5,019)                (5,019)             (5,019)
    General valuation allowances                       --                     --               7,494
    Excluded unrealized net
       investment gains                              (325)                  (325)               (325)
                                                  -------                -------             -------
    Regulatory capital                             60,144      5.55 %     60,144    5.55 %    71,158    10.10 %
    Capital requirement                            16,243      1.50 %     43,315    4.00 %    56,346     8.00 %
                                                  -------      ----      -------    ----     -------    -----
    Capital exceeding requirement                 $43,901      4.05 %    $16,829    1.55 %   $14,812     2.10 %
                                                  =======      ====      =======    ====     =======    =====


         The Bank may distribute as a dividend the higher of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year or 75% of its net income over the most recent four quarter period. At March 31, 1995 the amount available for distribution as a dividend by the Bank is $11.3 million. In addition, without the approval of OTS, capital distributions may not be made if the effect thereof would be to cause the Bank's net worth to be reduced below the regulatory capital requirements. No dividends were paid from the Company's bank subsidiary in 1995 and 1994.

PART II.      OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

              (a)  Exhibits

                      3.2 By-laws of Bankers First Corporation as amended and restated on April 18, 1995

                      27       Financial Data Schedule (for SEC purposes only)

              (b)  Reports on Form 8-K - None


SIGNATURES

              Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BANKERS FIRST CORPORATION


                           By:   /s/ H. M. Osteen, Jr.
                              ---------------------------------
                           H. M. Osteen, Jr.
                           Chairman and Chief Executive Officer



                           By:  /s/ Glenn W. Peters
                              ---------------------------------
                           Glenn W. Peters
                           Corporate Vice President and
                           Chief Financial Officer



Date:  April 27, 1995
      ------------------