Form 10-Q
period 1995-06-30
BANKERS FIRST CORP
filed 1995-08-10
CIK 732640

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended       June 30, 1995
                           -----------------------------------------------------
Commission file number              0-12120
                       ---------------------------------------------------------

                          Bankers First Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                          58-1529166
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   No.)

One 10th Street, Augusta, Georgia                                          30901
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
                                               -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS                     Outstanding at August 9, 1995
      ----------------------------         -----------------------------
      Common Stock, $.01 Par Value               4,745,011 Shares





                                                 Bankers First Corporation     1

                   BANKERS FIRST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995




                                     INDEX


                                                                                                    Page
PART  I.  Financial Information

     Item  1.  Financial Statements

         Consolidated Statements of Financial Condition at
           June 30, 1995 and December 31, 1994    . . . . . . . . . . . . . . . . . . . . . . . .      3

         Consolidated Statements of Income -
           Three and Six Months ended June 30, 1995 and 1994    . . . . . . . . . . . . . . . . .      4

         Consolidated Statements of Cash Flows -
           Six Months ended June 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . .      5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .    6-7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . .   7-18

PART II.  Other Information

         Item 4.  Results of Votes of Security Holders  . . . . . . . . . . . . . . . . . . . . .  19-20

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .     20

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21

         Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22-33





2     Bankers First Corporation

PART  I.     FINANCIAL INFORMATION

ITEM  1.         FINANCIAL STATEMENTS

BANKERS FIRST CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
     (Dollars in thousands)

                                                                     June 30,       December 31,
                                                                       1995            1994
                                                                   ------------     -----------
ASSETS                                                             (Unaudited)
Cash and amounts due from depository institutions                  $     24,902         26,017
Interest-bearing deposits in other financial institutions                 3,811          3,178
Investment securities available for sale                                 54,004         44,816
Investment securities held to maturity (market value $47,663 in
   1995 and $50,988 in 1994)                                             47,475         52,377
Federal Home Loan Bank stock                                             12,300         13,845
Loans receivable, net                                                   922,984        878,892
Accrued interest receivable                                               6,776          6,334
Investment properties, net                                               15,034         14,846
Real estate owned, net                                                    2,875          3,504
Premises and equipment, net                                              16,459         15,631
Cost in excess of net assets acquired                                     4,725          2,794
Other assets                                                              3,272          1,613
                                                                   ------------      ---------
Total assets                                                       $  1,114,617      1,063,847
                                                                   ============      =========

LIABILITIES
Deposits                                                           $    752,722        683,881
Retail repurchase agreements                                             15,945         18,588
Advance payments by borrowers for taxes and insurance                     4,243          2,414
Other borrowings                                                        240,979        257,295
Deferred income taxes                                                       558            888
Other liabilities                                                         7,882         16,320
                                                                   ------------      ---------
Total liabilities                                                     1,022,329        979,386
                                                                   ------------      ---------

STOCKHOLDERS' EQUITY:
Serial preferred stock, $.01 par value;
     authorized 7,500,000 shares; none outstanding                            -              -
Common stock, $.01 par value; authorized 12,500,000 shares;
     issued and outstanding 4,740,061 shares in 1995 and
     4,500,442 shares in 1994                                      $         47             45
Additional paid-in capital                                               56,777         55,222
Retained earnings (substantially restricted)                             36,642         31,661
Loans to Employee Stock Ownership Plan and others                        (2,059)        (2,286)
Net unrealized holding gains/(losses) on investment securities
   available for sale                                                       881           (181)
                                                                   ------------      ---------
Total stockholders' equity                                               92,288         84,461
                                                                   ------------      ---------
Total liabilities and stockholders' equity                         $  1,114,617      1,063,847
                                                                   ============      =========

Book value per share                                               $      19.47          18.77
                                                                   ============      =========

See accompanying notes to consolidated financial statements.





                                                 Bankers First Corporation     3

BANKERS FIRST CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
   (Dollars in thousands, except per share amounts)

                                                                      Three Months Ended   Six Months Ended
                                                                            June 30,           June 30,
                                                                     -------------------   ----------------
                                                                        1995       1994     1995      1994
                                                                     ---------    ------   ------    ------
INTEREST INCOME:
Interest on loans                                                    $  19,253    14,786   37,805    28,723
Interest on investment securities                                        1,914     2,003    3,732     4,238
Dividends on Federal Home Loan Bank stock                                  235       162      477       287
Other                                                                       95        82      219       144
                                                                     ---------    ------   ------    ------
Total interest income                                                   21,497    17,033   42,233    33,392
INTEREST EXPENSE:
Interest on deposits                                                     8,341     6,098   15,711    12,342
Interest on retail repurchase agreements                                   102        98      220       191
Interest on other borrowings                                             3,821     2,591    7,735     4,923
                                                                     ---------    ------   ------    ------
Total interest expense                                                  12,264     8,787   23,666    17,456
                                                                     ---------    ------   ------    ------
Net interest income                                                      9,233     8,246   18,567    15,936
PROVISION FOR LOAN LOSSES                                                  325       250      625       500
                                                                     ---------    ------   ------    ------
Net interest income after provision for loan losses                      8,908     7,996   17,942    15,436
PROVISION FOR REAL ESTATE LOSSES                                             -       100      100       450
OTHER INCOME:
Loan servicing fees                                                         56        62      113       115
Loan fees and service charges                                              255       266      508       507
Service charges on deposit accounts                                      1,398     1,168    2,691     2,305
Gain (loss) on sale of loans                                               170       106      268       (56)
Gain on sale of investment securities                                       21         -       12     1,862
Real estate operations                                                     146       136      548       187
Other                                                                       20        22       66        83
                                                                     ---------    ------   ------    ------
Total other income                                                       2,066     1,760    4,206     5,003
OPERATING EXPENSE:
Salaries and employee benefits                                           2,891     2,507    5,754     4,948
Net occupancy expense                                                    1,154     1,080    2,303     2,074
Advertising and promotion                                                  213       212      420       411
FDIC insurance premiums                                                    483       454      944       907
Other                                                                    1,305     1,257    2,636     2,448
                                                                     ---------    ------   ------    ------
Total operating expense                                                  6,046     5,510   12,057    10,788
Amortization of costs in excess of net assets acquired                     295       148      528       296
                                                                     ---------    ------   ------    ------
Total noninterest expense                                                6,341     5,658   12,585    11,084
Net noninterest expense                                                  4,275     3,998    8,479     6,531
                                                                     ---------    ------   ------    ------
Income before income tax and extraordinary item                          4,633     3,998    9,463     8,905
INCOME TAX EXPENSE                                                       1,503     1,380    3,071     3,019
                                                                     ---------    ------   ------    ------
Income before extraordinary item                                         3,130     2,618    6,392     5,886
Extraordinary item, net                                                      -         -        -      (908)
                                                                     ---------    ------   ------    ------
NET INCOME                                                           $   3,130     2,618    6,392     4,978
                                                                     =========    ======   ======    ======

PRIMARY EARNINGS PER SHARE:
Income before extraordinary item                                     $    0.62      0.53     1.27      1.19
Extraordinary item, net                                                      -         -        -     (0.18)
                                                                     ---------    ------   ------    ------
Net income                                                           $    0.62      0.53     1.27      1.01
                                                                     =========    ======   ======    ======
Weighted average common and common equivalent shares (in thousands)      5,073     4,945    5,049     4,933
                                                                     =========    ======   ======    ======

FULLY DILUTED EARNINGS PER SHARE:
Income before extraordinary item                                     $    0.62      0.53     1.26      1.19
Extraordinary item, net                                                      -         -        -     (0.18)
                                                                     ---------    ------   ------    ------
Net income                                                           $    0.62      0.53     1.26      1.01
                                                                     =========    ======   ======    ======
Weighted average common and common equivalent shares (in thousands)      5,083     4,945    5,072     4,941
                                                                     =========    ======   ======    ======





4     Bankers First Corporation

BANKERS FIRST CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (Dollars in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    --------------------
                                                                                       1995       1994
                                                                                    ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                       $   6,392      4,978
   Adjustments to reconcile net income to net cash provided (used) by operations:
      Provision for loan and real estate losses                                           725        950
      Depreciation and amortization                                                       966      1,139
      Amortization of cost in excess of net assets acquired                               528        296
      Amortization and accretion, net                                                      17        217
      (Gain) loss on sale of loans                                                       (268)        56
      (Gain) on sale of investment securities                                             (12)    (1,862)
      (Gain) on sale of real estate, premises, and equipment                             (838)      (970)
      FHLB stock purchases, net of redemptions and stock dividends                      1,545     (2,896)
      Net change in other assets and accrued interest receivable                       (2,101)       878
      Net change in other liabilities, accrued interest on deposits,
        and deferred income taxes                                                      (7,277)     3,778
                                                                                    ---------   --------
   Net cash provided (used) by operating activities                                      (323)     6,564

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investment securities available for sale                               (16,669)    (2,000)
   Proceeds from sale and redemption of investment securities available for sale        4,260      5,322
   Proceeds from maturity and principal collections of investment securities
        available for sale                                                              4,903     12,807
   Proceeds from maturity and principal collections of investment securities
        held to maturity                                                                4,850      9,242
   Loan originations net of principal collections                                     (46,313)  (115,855)
   Purchases of loans                                                                 (32,100)   (21,026)
   Proceeds from sale of loans                                                         33,656     31,712
   Net additions to premises and equipment                                               (708)       128
   Improvements and additions to real estate owned and investment property             (1,259)    (1,021)
   Proceeds from sale of real estate and investment property                            2,825      5,876
                                                                                    ---------   --------
   Net cash provided (used) by investment activities                                  (46,555)   (74,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposit accounts                                                      10,919     (3,323)
   Net change in retail repurchase agreements                                          (2,643)      (834)
   Repayments of long-term borrowings                                                     (37)   (18,212)
   Net change in short-term borrowings                                                (15,900)    85,000
   Net change in advance payments by borrowers for taxes and insurance                  1,829      1,539
   Dividends paid                                                                      (1,411)      (897)
   Proceeds from exercise of stock options and dividend reinvestment                    1,405        122
   Cash received on purchase of branches                                               52,234          -
                                                                                    ---------   --------
   Net cash provided (used) by financing activities                                    46,396     63,395
                                                                                    ---------   --------

Increase (decrease) in cash and cash equivalents                                         (482)    (4,856)
Cash and cash equivalents at beginning of year                                         29,195     26,814
                                                                                    ---------   --------
Cash and cash equivalents at end of period                                          $  28,713     21,958
                                                                                    =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                      $  21,287     15,813
      Income Taxes                                                                      4,611      2,098
NONCASH TRANSACTIONS-OTHER:
   Transfer of loans to and write downs of repossessed assets                             635      2,020
   Financing provided on sales of real estate                                             287      2,151

See accompanying notes to consolidated financial statements.





                                                 Bankers First Corporation     5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

    The accompanying Consolidated Statement of Financial Condition as of June 30, 1995, and the related Consolidated Statements of Income for the three and six month periods ended June 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of Management, all eliminations and adjustments necessary for a fair presentation have been made; however, the statements were prepared in accordance with the instructions for preparation of Securities and Exchange Commission Form 10-Q and do not include all information and disclosures necessary for fair presentation in accordance with generally accepted accounting principles. These financial statements should, therefore, be read in conjunction with management's discussion and analysis of the complete Annual Report for the year ended December 31, 1994 which was filed with the Company's most recent Form 10-K.

    Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year. Adjustments to the balance sheet and income statement are typically of a normal, recurring nature. Any adjustments not meeting this criteria are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations or Notes to the Consolidated Financial Statements.

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

    The Company adopted SFAS 114 and SFAS 118 on January 1, 1995, and the impact to the consolidated financial statement was not material. At June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $5.6 million (of which $3.8 million were classified as nonaccrual). Included in this amount is $1.8 million of impaired loans for which the allowance for credit losses is $0.4 million.





6     Bankers First Corporation

3.  Other Developments

    On June 2, 1995 the Company committed to sell its originated portfolio of fixed rate convertible loans ( 5, 7, and 10 year maturity fixed rate loans that convert to 1 year adjustable rate loans at the respective repricing point) as part of an asset/liability management strategy. The sale of $40.1 million of these loans at a price of 99.25 was completed on July 18, 1995. The pricing loss on this transaction was offset by the recognition of deferred fee income on these loans and an adjustment to the valuation allowance for the present value of excess servicing rights during the 1995 second quarter. Proceeds from the loan sale were used to reduce short-term FHLB advances.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994

    Net interest income increased $1.0 million compared to the 1994 quarter principally due to a $149.2 million increase in average earning assets and a $139.9 million increase in average interest bearing liabilities. For the 1994 and 1995 quarters respectively, the yield on average earning assets increased from 7.67% to 8.29%; however, the increase in yield was offset by an increase in the average rate paid on interest-bearing liabilities from 4.07% to 4.89%. As a result of the above changes in earning assets and interest bearing liabilities, the interest spread decreased 20 basis points while the net interest margin decreased to 3.55% in the 1995 quarter from 3.70% in 1994.

    The provision for loan losses was $325 thousand compared to $250 thousand in the 1994 quarter. Net loan charge offs (recoveries) were $250 thousand versus $(86) thousand in 1994. No provision for real estate losses was required in the 1995 quarter compared to $100 thousand in 1994. At June 30, 1995 the allowance for loan losses was $7.9 million or 0.86% of net loans and 0.71% of total assets. Loan loss reserves to non-performing loans was 159.5%. The coverage ratio, loan loss reserves to non-performing loans and real estate owned, was 101.0%.

    Other income for the quarter was $2.1 million compared to $1.8 million in the year earlier period. Service charges on deposit accounts were $230 thousand higher due to a $22.2 million increase in average checking account balances.

    Operating expenses were $6.0 million compared to $5.5 million for the 1994 quarter. The overhead ratio, general and administrative expense to average assets, improved to 2.18% in 1995 from 2.30% in 1994. The efficiency ratio, general and administrative recurring expense divided by net interest income and other recurring income, was 54.09% in 1995 compared to 53.21% in 1994.

    Income tax expense for the 1995 quarter was $1.5 million or 32.4% of income before tax compared to $1.4 million or 34.5% for the same 1994 period. The corporate income tax rate for





                                                 Bankers First Corporation     7

1995 and 1994 differs from the Company's actual effective tax rate principally due to the reduction of the tax valuation allowance for deferred state income tax benefits.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

    Net interest income increased $2.6 million compared to the 1994 period principally due to a $153.8 million increase in average earning assets and a $143.3 million increase in average interest bearing liabilities. For the 1994 and 1995 periods respectively, the yield on average earning assets increased from 7.67% to 8.24%; however, the increase in yield was offset by an increase in the average rate paid on interest-bearing liabilities from 4.13% to 4.79%. As a result of the above changes in earning assets and interest bearing liabilities, the interest spread decrease 9 basis points while the net interest margin decreased to 3.59% in 1995 from 3.63% in 1994.

    The provision for loan losses was $625 thousand compared to $500 thousand in 1994. Net loan charge offs (recoveries) were $412 thousand in both the 1995 and 1994 periods. The provision for real estate losses was $100 thousand compared to $450 thousand in 1994. At June 30, 1995 the allowance for loan losses was $7.9 million or 0.86% of net loans and 0.71% of total assets. Loan loss reserves to non-performing loans was 159.5%. The coverage ratio, loan loss reserves to non-performing loans and real estate owned, was 101.0%.

    Other income was $4.2 million compared to $5.0 million in the year earlier period. Service charges on deposit accounts were $0.4 million higher due to a $23.3 million increase in average checking account balances. Real estate operations income increased $0.4 million from 1994 levels primarily due to $0.2 million of nonrecurring gains in the 1995 period and $0.2 million of nonrecurring losses in the 1994 period. Other income in 1994 included a $1.9 million nonrecurring gain on the sale of 317 thousand shares of Synovus Financial Corp. common stock. This gain was partially offset by a $0.5 million nonrecurring charge for the write down of the present value of loan servicing rights in 1994. The remaining balance at June 30, 1995 of excess loan servicing rights is $0.7 million.

    Operating expenses were $12.1 million compared to $10.8 million for the 1994 period. The overhead ratio, general and administrative expense to average assets, improved to 2.20% in 1995 from 2.29% in 1994. The efficiency ratio, general and administrative recurring expense divided by net interest income and other recurring income, was 53.49% in 1995 compared to 53.73% in 1994.

    Income tax expense for the 1995 period was $3.1 million or 32.5% of income before tax compared to $3.0 million or 33.9% for the same 1994 period. The corporate income tax rate for 1995 and 1994 differs from the Company's actual effective tax rate principally due to the reduction of the tax valuation allowance for deferred state income tax benefits.

    In 1994, $28.0 million of FHLB advances were prepaid and an extraordinary charge of $908 thousand net of income tax benefit was recognized.





8     Bankers First Corporation

SCHEDULE I
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   PROFITABILITY & OVERHEAD RATIOS

                                                1995                     1994
                                         ----------------   -----------------------------
                                           6/30      3/31   12/31    9/30    6/30    3/31
                                         --------   -----   -----   -----   -----   -----
PROFITABILITY
Yield on Earning Assets                    8.29 %    8.20    8.02    7.90    7.67    7.67
Cost of Funds                              4.89      4.70    4.40    4.16    4.07    4.20
Interest Spread                            3.40      3.50    3.62    3.74    3.60    3.47
Net Interest Margin                        3.55      3.64    3.74    3.86    3.70    3.56
Net Non-Interest                           1.54      1.55    1.34    1.77    1.63    0.94
Return on Assets                           1.13      1.20    1.15    1.12    1.09    1.02
Return on Equity                          13.84     15.05   14.52   13.92   13.23   12.20

OVERHEAD
G&A/Average Assets                         2.18 %    2.22    2.20    2.33    2.30    2.28
Amortization of Goodwill/Average Assets    0.11      0.09    0.08    0.07    0.06    0.06
Compensation/Average Assets                1.04      1.06    1.06    1.05    1.05    1.05
Occupancy/Average Assets                   0.42      0.42    0.46    0.46    0.45    0.43

Number of Employees (FTE's)                 386       380     372     372     350     351

Dollars of Assets per Employee
     (in millions)                       $ 2.88      2.85    2.83    2.77    2.74    2.63

GAP
One Year Gap                               3.92 %    1.49    3.25    6.84    6.66    5.68

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





                                                 Bankers First Corporation     9

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

    For example, the results of the rate shock analysis at June 30, 1995 indicate that an immediate and sustained change caused by a 100 basis point increase in interest rates would produce an increase in the projected annual net interest margin of 4 basis points. A 100 basis point decrease in interest rates would result in a 5 basis point decrease in the projected net interest margin for the same period. As measured by the interest rate shock analysis, the Company has developed strategies to achieve targeted returns under various interest rate scenarios. However, since all interest rates do not adjust concurrently, this analysis is only an indicator of the sensitivity to changes in interest rates.

ASSET/LIABILITY GAP RATIO

    Another measure of interest rate risk is the Asset/Liability Gap ratio. Over the past two years the one year Gap ratio has ranged between 11.19% and 1.49%. At June 30, 1995 the one year Gap ratio was 3.92% with 67.1% of total rate sensitive assets and 65.6% of total rate sensitive liabilities scheduled to reprice within twelve months compared to 58.9% and 54.3%, respectively, a year earlier. Schedule I summarizes the one year Gap ratio for the most recent six quarters. Schedule II shows the current Gap position by type of rate sensitive assets and liabilities and by major repricing period.

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





10     Bankers First Corporation

SCHEDULE II
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   GAP ANALYSIS AT JUNE 30, 1995
   (Dollars in thousands)

                                     --------------------------------------------------------------
                                        Six     Six Months   One to   Three to    Over
                                       Months     to One     Three      Five      Five
                                      or Less      Year      Years     Years     Years      Total
                                     --------------------------------------------------------------
RATE SENSITIVE ASSETS
Loans                                $449,258     188,337   171,979    57,824    64,073     931,471
Investment securities                  30,737      19,742    32,248    10,250     8,502     101,479
FHLB Stock                             12,300           -         -         -         -      12,300
Deposit funds                           3,811           -         -         -         -       3,811
                                     --------     -------   -------    ------   -------   ---------
Total                                 496,106     208,079   204,227    68,074    72,575   1,049,061

RATE SENSITIVE LIABILITIES
Deposits                              275,330     195,972   132,968    52,331    93,349     749,950
Borrowings                            174,243      15,000    56,298    10,000     1,383     256,924
                                     --------     -------   -------    ------   -------   ---------
Total                                 449,573     210,972   189,266    62,331    94,732   1,006,874

GAP POSITION
Asset (liability) Gap Position       $ 46,533      (2,893)   14,961     5,743   (22,157)     42,187
                                     ========     =======   =======    ======   =======   =========
Cumulative Asset (liability) Gap     $ 46,533      43,640    58,601    64,344    42,187      42,187
                                     ========     =======   =======    ======   =======   =========
Gap Position as a percentage
   of total assets                       4.17 %      3.92      5.26      5.77      3.78        3.78
                                     ========     =======   =======    ======   =======   =========

GAP POSITION AT DECEMBER 31, 1994:
Asset (liability) Gap Position       $ 38,204      (3,621)    1,294     2,410     3,653      41,940
                                     ========     =======   =======    ======   =======   =========
Cumulative Asset (liability) Gap     $ 38,204      34,583    35,877    38,287    41,940      41,940
                                     ========     =======   =======    ======   =======   =========
Gap Position as a percentage
   of total assets                       3.59 %      3.25      3.37      3.60      3.94        3.94
                                     ========     =======   =======    ======   =======   =========

    The Company manages its Asset/Liability position by selling all 30 year fixed rate loan production, originating and generally retaining adjustable rate mortgages and shorter-term loans, and by using funding sources, such as core deposits, longer term certificates of deposit and long-term borrowings, that provide durations similar to the assets held in portfolio.

    At June 30, 1995, the Company did not have any futures, swaps or option contracts. The Company has commitments to originate, purchase and sell loans. These commitments are in the normal course of business and in the opinion of management do not involve more than the normal risk of loss.

LOAN PORTFOLIO

    During the second quarter of 1995, net loans receivable grew by $12.6 million with residential real estate and residential construction loans accounting for $5.0 million and $5.2 million, respectively, of the increase. Residential loan originations were $44.2 million, up $4.8 million from prior quarter levels. Purchases of residential loans decreased $10.0 million to $11.1 million for the quarter. Residential loan sales in the secondary market of 30 year fixed rate loans





                                                Bankers First Corporation     11
were $22.7 million compared to $10.7 million in the prior quarter. The consumer loan portfolio increased $7.3 million over the prior quarter as consumer loan demand remained strong. Schedule IV provides detail of the loan portfolio mix at June 30, 1995 and December 31, 1994. Schedule V provides a summary of loan origination, sales, and payments for the last six quarters.

SCHEDULE III
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   ALLOWANCE FOR LOAN LOSSES
   (Dollars in thousands)

                                                  1995                        1994
                                           -----------------   ---------------------------------
                                             6/30      3/31     12/31    9/30     6/30      3/31
                                           -------    ------   ------   ------   ------    -----
Allowance for Losses Beginning of Period   $ 7,848     7,710    8,782    8,863    8,527    8,775
Provision for Loan Losses                      325       300    1,100      200      250      250

RECOVERIES
Real Estate Loans:
   Residential                                   2         2        2       23        9        -
   Commercial                                    8         -        3       16      321        5
Commercial & Industrial                         11        13       12        -        -        -
Consumer                                        80        89       91       89      108       77
                                           -------    ------   ------   ------   ------    -----
Total Recoveries                               101       104      108      128      438       82

LOSSES CHARGED TO
Real Estate Loans:
   Residential                                  38        27      370       68       30       36
   Commercial                                    2        26    1,711      156      123      367
Commercial & Industrial                         68        23       25       18       62       43
Consumer                                       243       190      174      167      137      134
                                           -------    ------   ------   ------   ------    -----
Total Charge-Offs                              351       266    2,280      409      352      580
                                           -------    ------   ------   ------   ------    -----

Net Charge-Offs                                250       162    2,172      281      (86)     498
                                           -------    ------   ------   ------   ------    -----

Allowance for Losses End of Period         $ 7,923     7,848    7,710    8,782    8,863    8,527
                                           =======    ======   ======   ======   ======    =====

Allowance for losses as a percentage of
   non-performing assets                    101.03 %  101.95   121.11   118.97   101.92    82.11


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Real Estate Loans:
   Residential                             $ 1,475     1,415    1,442    2,815    2,861    2,882
   Commercial                                2,803     2,796    2,610    3,150    3,290    3,091
Commercial & Industrial                      1,622     1,641    1,650      756      774      836
Consumer                                     2,023     1,996    2,008    2,061    1,938    1,718
                                           -------    ------   ------   ------   ------    -----

Allowance for Losses End of Period         $ 7,923     7,848    7,710    8,782    8,863    8,527
                                           =======    ======   ======   ======   ======    =====





12     Bankers First Corporation

SCHEDULE IV
BANKERS FIRST CORPORATION
   LOAN PORTFOLIO
   (Dollars in thousands)

                                                        6/30/95               12/31/94
                                                 --------------------   --------------------
                                                   Amount    Percent     Amount     Percent
                                                 ---------   --------   ---------   --------
LOANS
Loans held for sale                              $  47,513     5.15 %   $   1,353     0.15 %
Construction - Residential (Net)                    57,995     6.28        46,830     5.33
Construction - Commercial (Net)                     12,994     1.41        11,201     1.27
Residential real estate                            445,615    48.28       465,560    52.97
Commercial real estate                             163,117    17.67       170,504    19.40
Commercial and corporate                            17,535     1.90        18,754     2.13
Consumer                                           187,434    20.31       173,789    19.77
                                                 ---------   ------     ---------   ------
   Gross loans                                     932,203   101.00       887,991   101.04

LESS:
Unearned interest income and deferred loan fees      1,296     0.14         1,389     0.16
Allowance for losses                                 7,923     0.86         7,710     0.88
                                                 ---------   ------     ---------   ------

NET LOANS                                        $ 922,984   100.00 %   $ 878,892   100.00 %
                                                 =========   ======     =========   ======

SCHEDULE V
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   LOAN ACTIVITIES
   (Dollars in thousands)

                                    1995                          1994
                           -------------------   -------------------------------------
                              6/30       3/31     12/31      9/30      6/30      3/31
                           ---------   -------   -------   -------   -------   -------
Gross Loans Outstanding
   Beginning of Period     $ 919,490   887,991   854,133   792,895   734,233   690,249

ORIGINATED
Residential Construction       9,580    11,200    11,744    11,854    13,461    19,165
Other Residential             34,656    28,274    31,401    39,163    48,039    48,399
Commercial Real Estate         3,612     7,494     6,267     9,153    10,117     6,536
Other                         33,085    32,506    33,709    38,090    43,528    58,825
                           ---------   -------   -------   -------   -------   -------
   Total Originated           80,933    79,474    83,121    98,260   115,145   132,925

PURCHASED
Residential Construction       6,022     9,532     7,931     8,354     4,340     1,353
Other Residential              5,091    11,553    17,795    25,457    14,390       977
                           ---------   -------   -------   -------   -------   -------
   Total Purchased            11,113    21,085    25,726    33,811    18,730     2,330

SOLD
Residential Construction           -         -         -         -         -         -
Other Residential             22,701    10,687    15,174    10,080    12,052    19,716
Commercial Real Estate             -         -     8,601         -         -         -
                           ---------   -------   -------   -------   -------   -------
   Total Sold                 22,701    10,687    23,775    10,080    12,052    19,716

Net Payments and Swaps       (56,632)  (58,373)  (51,214)  (60,753)  (63,161)  (71,555)
                           ---------   -------   -------   -------   -------   -------

Gross Loans Outstanding
   End of Period           $ 932,203   919,490   887,991   854,133   792,895   734,233
                           =========   =======   =======   =======   =======   =======





                                                Bankers First Corporation     13

ASSET QUALITY

    Non-performing assets at June 30, 1995 were $7.8 million, a decrease of $0.9 million or 9.8% from 1994 levels. As a percent of total assets, non-performing assets were 0.70% in 1995 compared to 0.89% a year earlier.

    Non-performing assets consist of nonaccrual loans and real estate acquired by foreclosure or by deed in lieu of foreclosure. Nonaccrual loans represent loans that are 90 days delinquent (120 days for credit card loans) on which interest is not accrued. Real estate acquired by foreclosure or through in substance foreclosure is stated at the lower of cost or fair value less estimated disposal costs at foreclosure. A valuation allowance is established for subsequent reductions to the carrying value of repossessed real estate.

    Restructured loans at June 30, 1995 were $2.3 million down $7.7 million or 76.7% from a year earlier. Restructured loans as a percent of total assets were 0.21%. Restructured loans consist of loans that are made with terms that are concessions from the Company's normal lending policies.

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

    As illustrated in Schedule VII, of total non-performing assets, 73.9% are located in major metropolitan areas of Georgia, South Carolina and Tennessee. The diversified





14     Bankers First Corporation
economic base of these areas and their proximity to the Company's banking operations are expected to be strong factors in reducing the level of non-performing assets. However, further declines in commercial real estate and real estate construction markets or in other economic sectors could potentially result in increased levels of charge-offs, non-performing assets and provision for loan losses.

SCHEDULE VI
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   NON-PERFORMING ASSETS, RESTRUCTURED LOANS AND 90 DAY PAST DUE LOANS (Dollars in thousands)

                                                   1995                        1994
                                           -------------------   ---------------------------------
                                             6/30        3/31    12/31     9/30     6/30     3/31
                                           --------    -------   ------   ------   ------   ------
NON-PERFORMING ASSETS
Nonaccrual Loans                           $  4,967      3,688    2,862    2,581    3,143    3,186
Assets Acquired by Foreclosure                2,875      4,010    3,504    4,751    5,553    7,199
                                           --------    -------   ------   ------   ------   ------
Total Non-Performing Assets                   7,842      7,698    6,366    7,332    8,696   10,385

RESTRUCTURED LOANS                            2,347      2,397    2,424    8,384   10,083   10,100

PERFORMING LOANS - 90 DAYS PAST DUE           1,984      1,749    2,188    1,607    1,166    2,050
                                           --------    -------   ------   ------   ------   ------

Total NPA, Restructured & 90 Day Past Due  $ 12,173     11,844   10,978   17,323   19,945   22,535
                                           ========    =======   ======   ======   ======   ======

AS A PERCENTAGE OF TOTAL ASSETS
Non-Performing Assets                          0.70 %     0.70     0.60     0.70     0.89     1.09
Restructured Loans                             0.21       0.21     0.23     0.81     1.02     1.07
Performing Loans - 90 Days Past Due            0.18       0.16     0.21     0.15     0.12     0.21
                                           --------    -------   ------   ------   ------   ------
Total                                          1.09 %     1.07     1.04     1.66     2.03     2.37
                                           ========    =======   ======   ======   ======   ======

SCHEDULE VII
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   NON-PERFORMING ASSETS BY GEOGRAPHIC LOCATION AND LOAN TYPES
   JUNE 30, 1995
   (Dollars in thousands)

                            Residential       Commercial         Other
                      ---------------------  ------------   -------------
MSA/STATE               A&D   Const   Perm   Const  Perm     Corp    Cons   Total
                      -----------------------------------------------------------
Atlanta, GA           $   -       -     123     -     320       -       -     443
Augusta, GA/SC           25     754     697           826   1,276     996   4,574
Chattanooga, TN/GA        -       -      26     -       -       4     115     145
Savannah, GA              -     404       -     -      75     152       2     633
Other - GA, SC, TN        -       -       2    81   1,114       -      23   1,220
                      -----   -----   -----   ---   -----   -----   -----   -----
Total GA, SC, TN         25   1,158     848    81   2,335   1,432   1,136   7,015

Other                     -       -     518     -       -       -     309     827
                      -----   -----   -----   ---   -----   -----   -----   -----

Total                 $  25   1,158   1,366    81   2,335   1,432   1,445   7,842
                      =====   =====   =====   ===   =====   =====   =====   =====





                                                Bankers First Corporation     15

SCHEDULE VIII
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   PERFORMING COMMERCIAL REAL ESTATE AND CONSTRUCTION LOANS BY GEOGRAPHIC
   LOCATION
   JUNE 30, 1995
   (Dollars in thousands)

MSA/STATE
Atlanta, GA                     $  38,792     22.38 %
Augusta, GA/SC                     78,380     45.22
Chattanooga, TN/GA                  1,851      1.07
Savannah, GA/SC                    13,646      7.87
Other - GA, SC, TN                 31,965     18.44
                                ---------     -----
Total GA, SC, TN                  164,634     94.98

FL, NC, VA                          8,704      5.02
                                ---------     -----

Total                           $ 173,338     100.0 %
                                =========     =====

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

    At June 30, 1995, the Company maintained $28.7 million in cash and cash equivalents and $101.5 million in investments. Approximately 49.7% of the investment portfolio matures or reprices within twelve months. The average balance sheets with related yield and cost data presented in Schedule IX provide additional liquidity information.





16     Bankers First Corporation

SCHEDULE IX
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   AVERAGE BALANCES WITH YIELD/COST FOR PERIOD:
   (Dollars in thousands)

                                                        Quarter ending      12 Month Average
                                                        June 30, 1995             1994
                                                    --------------------    -----------------
                                                     Avg. Bal.     Rate     Avg. Bal.   Rate
                                                    -----------    -----    ---------   -----
EARNING ASSETS
Investment portfolio                                $    33,074     7.65      36,173     6.42
FHLB Stock                                               12,951     7.26      11,342     6.23
Mortgage Backed Securities                               75,781     7.27      92,815     6.48
Residential Construction                                 55,779     9.67      36,357     8.52
Commercial Construction                                  11,912     8.96      13,897     7.99
For Sale Residential                                      2,861     8.39       3,090     5.11
Residential Fixed Rate                                  215,917     8.38     202,956     7.73
Residential ARM/GPM/Balloon                             269,052     6.67     200,890     6.93
Commercial Fixed Rate                                    11,258    11.19      12,927    10.85
Commercial Adj/Baln/Float                               156,358     9.12     153,463     8.28
Corporate Loans                                          18,696     8.65      16,340     8.68
Consumer Credit Cards                                    12,775    13.90      11,858    13.05
Consumer Single Payment                                   3,426     9.48       2,816     8.06
Consumer Add-On                                           3,133     7.41       3,742     6.60
Consumer H.O.M.E. Loans                                  28,586    10.30      28,297     8.66
Consumer Other Loans                                    135,335     8.80     100,395     8.70
   Deferred Loan Fees and Unearned Interest              (1,313)     N/A      (1,692)     N/A
   Reserves for Losses                                   (7,852)     N/A      (8,551)     N/A
                                                    -----------    -----     -------    -----
Total Earning Assets                                $ 1,037,729     8.29     917,115     7.82
                                                    ===========    =====     =======    =====

NON-INTEREST ASSETS:
Cash and Amounts Due from Depository Institutions   $    24,451               22,521
Cost in Excess of Net Assets Acquired                     4,906                2,243
Other Assets                                             42,733               44,055
                                                    -----------              -------
                                                         72,090               68,819
                                                    -----------              -------
TOTAL ASSETS                                        $ 1,109,819              985,934
                                                    ===========              =======

INTEREST BEARING LIABILITIES:
Overnight Money Markets                             $    14,243     2.70      22,810     2.72
Certificates - 2 to 3 Month                               1,572     3.06       4,180     2.94
Certificates - 6 Month                                   30,640     4.84      34,937     3.46
Certificates - 12 Month                                 103,908     5.59      62,593     3.74
Certificates - 13 to 29 Month                           161,379     5.15     124,050     4.60
Certificates - 30 Month                                  41,498     5.02      49,184     5.06
Certificates - 31 to 59 Month                            29,785     5.20      25,847     5.40
Certificates - 60 Month & Over                           93,695     6.36      72,608     6.37
Jumbo Certificates                                       48,055     5.59      61,198     4.71
Savings Accts-Regular & Club                             82,911     2.86      83,833     2.65
Super NOW Accounts                                        6,032     2.66       7,591     2.67
Checking Accounts                                       121,840     2.31     101,869     2.18
Commercial Investors Checking                            15,001     2.73      17,637     2.51
Other Repurchase Agreements                                  41        -          61     3.28
Borrowed Money                                          251,817     6.12     221,843     5.14
Accrued Interest-Savings& Checking                        4,288      N/A       3,723      N/A
                                                    -----------    -----     -------    -----
Total Interest Bearing Liabilities                  $ 1,006,705     4.89     893,964     4.21
                                                    ===========    =====     =======    =====

NON-INTEREST LIABILITIES AND EQUITY:
Other Liabilities                                   $    12,677               11,744
Total Net Worth                                          90,437               80,226
                                                    -----------              -------
Total Non-Interest Liabilities & Equity             $ 1,109,819              985,934
                                                    ===========              =======





                                                Bankers First Corporation     17

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

    Bankers First Savings Bank, FSB meets the regulatory definition of well capitalized: a core capital ratio greater than 5% and a total risk-based capital ratio greater than 10%. Schedule X summarizes the Bank's regulatory capital at June 30, 1995.

SCHEDULE X
BANKERS FIRST SAVINGS BANK, FSB
   ANALYSIS OF CAPITAL AND CAPITAL REQUIREMENTS
   JUNE 30, 1995
   (Dollars in thousands)

                                                                                             Risk-
                                                  Tangible               Core      Risk-     based
                                        Tangible  capital      Core    capital     based    captial
                                        capital    ratio     capital    ratio     captial    ratio
                                        -------   --------   -------   -------    -------   -------
Equity capital                          $71,886              $71,886              $71,886
Qualifying subordinated debentures                                                  3,520
Cost in excess of net assets acquired    (4,725)              (4,725)              (4,725)
General valuation allowances                                                        7,569
Excluded unrealized net
   investment gains                        (829)                (829)                (829)
                                        -------              -------              -------
Regulatory capital                       66,332     6.07 %    66,332     6.07 %    77,421     10.62 %
Capital requirement                      16,382     1.50 %    43,686     4.00 %    58,341      8.00 %
                                        -------     ----     -------     ----     -------     -----
Capital exceeding requirement           $49,950     4.57 %   $22,646     2.07 %   $19,080      2.62 %
                                        =======     ====     =======     ====     =======     =====

    The Bank may distribute as a dividend the higher of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year or 75% of its net income over the most recent four quarter period. At June 30, 1995 the amount available for distribution as a dividend by the Bank is $14.2 million. In addition, without the approval of OTS, capital distributions may not be made if the effect thereof would be to cause the Bank's net worth to be reduced below the regulatory capital requirements. No dividends were paid from the Company's bank subsidiary in 1995 and 1994.





18     Bankers First Corporation

PART II.      OTHER INFORMATION

ITEM 4.      RESULTS OF VOTES OF SECURITY HOLDERS

     The Annual Meeting of the Shareholders of Bankers First Corporation was held on May 10, 1995, for the purpose of electing a board of directors and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934. Detailed descriptions of the shareholder proposals are set forth in the Registrant's 1995 Proxy Statement, dated March 27, 1995. The results of the shareholder vote were announced at the reconvened annual shareholders meeting on June 7, 1995 as disclosed in the press release attached as Exhibit 22.

     The following nominees for directors were elected with the following vote (except Robert E. Stagg):

                                  Shares                                                 Broker
                                   Voted                     Shares                        Non
                                   "For"                   "Withheld"                     Votes
T. Richard Daniel                 1,751,562                   82,335                        0
Larry DeMeyers                    1,752,562                   81,335                        0
M. Jerry Garfinkle                2,112,466                    6,183                        0
Edward M. Gillespie               1,752,562                   81,335                        0
William B. Kuhlke, Jr.            1,752,562                   81,335                        0
H. M. Osteen, Jr.                 1,750,917                   82,980                        0
R. Lee Smith, Jr.                 1,752,562                   81,335                        0
J. William Weltch                 1,751,562                   82,335                        0
Robert E. Stagg                   1,750,562                   83,335                        0


     The shareholder proposal to sell or merge the Company was approved with the following vote:

         Shares                   Shares                                               Broker
         Voted                     Voted                    Shares                       Non
         "For"                   "Against"               "Abstaining"                   Votes
       2,310,566                 1,603,968                  31,520                      6,492





                                                Bankers First Corporation     19

     The shareholder proposal to terminate an existing stock option loan program was approved with the following vote:

         Shares                   Shares                                               Broker
         Voted                     Voted                    Shares                       Non
         "For"                   "Against"               "Abstaining"                   Votes
       2,482,874                 1,418,567                  44,613                      6,492


     The shareholder proposal regarding the requirement of shareholder approval of change in control agreements was approved with the following vote:

         Shares                   Shares                                               Broker
         Voted                     Voted                    Shares                       Non
         "For"                   "Against"               "Abstaining"                   Votes
       2,555,108                 1,356,650                  34,296                      6,492


     The shareholder proposal to limit executive compensation in certain circumstances was approved with the following vote:

         Shares                   Shares                                               Shares
         Voted                     Voted                    Shares                       Not
         "For"                   "Against"               "Abstaining"                   Voted
       1,794,869                 1,629,873                 521,312                      6,492


ITEM 6.    Exhibits and Reports on Form 8-K

              (a)  Exhibits

                      22 Press release dated June 7, 1995 regarding matters submitted to vote of shareholders

                      27       Financial Data Schedules (for SEC purposes only)


              (b)  Reports on Form 8-K - None





20     Bankers First Corporation

SIGNATURES

              Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BANKERS FIRST CORPORATION


                                       By:   /s/ H. M. Osteen, Jr.
                                           --------------------------------
                                       H. M. Osteen, Jr.
                                       Chairman and Chief Executive Officer



                                       By:   /s/ Glenn W. Peters
                                           --------------------------------
                                       Glenn W. Peters
                                       Corporate Vice President and
                                       Chief Financial Officer



Date:         August 10, 1995





                                                Bankers First Corporation     21