Form 10-Q
period 1995-09-30
BANKERS FIRST CORP
filed 1995-11-14
CIK 732640

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934


For Quarterly Period Ended          September 30, 1995
                           -----------------------------------------------------
Commission file number              0-12120
                       ---------------------------------------------------------

                          Bankers First Corporation
--------------------------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

             Georgia                                     58-1529166
----------------------------------             ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 No.)

One 10th Street, Augusta, Georgia                                          30901
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
                                               ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 CLASS                     Outstanding at November 13, 1995
----------------------------------         --------------------------------
      Common Stock, $.01 Par Value                 4,755,017 Shares






                                                    Bankers First Corporation  1

                   BANKERS FIRST CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995




                                     INDEX


                                                                                                    Page
PART  I.  Financial Information

     Item  1.  Financial Statements

         Consolidated Statements of Financial Condition at
           September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . . . .      3

         Consolidated Statements of Income -
           Three and Nine Months ended September 30, 1995 and 1994  . . . . . . . . . . . . . . .      4

         Consolidated Statements of Cash Flows -
           Nine Months ended September 30, 1995  and 1994   . . . . . . . . . . . . . . . . . . .      5

         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .    6-7

     Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . .   7-20

PART II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . .     20

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21





2  Bankers First Corporation

PART I.   FINANCIAL INFORMATION

Item I.   Financial Statements

BANKERS FIRST CORPORATION AND SUBSIDIARIES
    Consolidated Statements of Financial Condition (Unaudited)
     (Dollars in thousands)


                                                                   September 30,  December 31,
                                                                       1995          1994
                                                                 ---------------  ------------
Assets
Cash and amounts due from depository institutions                $    25,054         26,017
Interest-bearing deposits in other financial institutions              3,766          3,178
Investment securities available for sale, at market                   52,312         44,816
Investment securities held to maturity (market value $45,654 in
   1995 and $50,988 in 1994)                                          45,368         52,377
Federal Home Loan Bank stock                                           9,674         13,845
Loans receivable, net                                                877,316        878,892
Accrued interest receivable                                            6,462          6,334
Investment properties, net                                            14,901         14,846
Real estate owned, net                                                 2,609          3,504
Premises and equipment, net                                           16,093         15,631
Cost in excess of net assets acquired                                  4,435          2,794
Other assets                                                           3,054          1,613
                                                                 -----------      ---------
Total assets                                                     $ 1,061,044      1,063,847
                                                                 ===========      =========
Liabilities
Deposits                                                         $   769,302        683,881
Retail repurchase agreements                                          15,612         18,588
Advance payments by borrowers for taxes and insurance                  4,185          2,414
Other borrowings                                                     168,855        257,295
Deferred income taxes                                                    451            888
Other liabilities                                                      7,638         16,320
                                                                 -----------      ---------
Total liabilities                                                    966,043        979,386
                                                                 -----------      ---------

Stockholders' equity:
Serial preferred stock, $.01 par value;
     authorized 7,500,000 shares; none outstanding                         -              -
Common stock, $.01 par value; authorized 12,500,000 shares;
      issued and outstanding 4,751,615 shares in 1995 and
     4,500,442 shares in 1994                                    $        48             45
Additional paid-in capital                                            56,891         55,222
Retained earnings (substantially restricted)                          39,292         31,661
Loans to Employee Stock Ownership Plan and others                     (1,942)        (2,286)
Net unrealized holding gains/(losses) on investment securities
   available for sale                                                    712           (181)
                                                                 -----------      ---------
Total stockholders' equity                                            95,001         84,461
                                                                 -----------      ---------
Total liabilities and stockholders' equity                       $ 1,061,044      1,063,847
                                                                 ===========      =========
Book value per share                                             $     19.99          18.77
                                                                 ===========      =========

See accompanying notes to consolidated financial statements.






                                                    Bankers First Corporation  3

BANKERS FIRST CORPORATION AND SUBSIDIARIES
   Consolidated Statements of Income (Unaudited)
   (In thousands, except per share amounts)                Three Months Ended  Nine Months Ended
                                                               September 30,     September 30,
                                                            -----------------  -----------------
                                                                1995    1994     1995    1994
                                                            ---------  ------  -------  --------
Interest income:
   Interest on loans                                        $ 18,844  16,424   56,649  45,147
   Interest on investment securities                           1,890   1,908    5,622   6,146
   Dividends on Federal Home Loan Bank stock                     190     196      667     483
   Other                                                         100      75      319     219
                                                            --------  ------   ------  ------
     Total interest income                                    21,024  18,603   63,257  51,995
Interest expense:
   Interest on deposits                                        9,127   6,556   24,838  18,898
   Interest on retail repurchase agreements                      108     116      328     307
   Interest on other borrowings                                2,772   2,907   10,507   7,830
                                                            --------  ------   ------  ------
     Total interest expense                                   12,007   9,579   35,673  27,035
                                                            --------  ------   ------  ------
   Net interest income                                         9,017   9,024   27,584  24,960
Provision for loan losses                                        300     200      925     700
                                                            --------  ------   ------  ------
   Net interest income after provision for loan losses         8,717   8,824   26,659  24,260
Other income:
   Loan servicing fees                                            59      59      172     174
   Loan fees and service charges                                 247     243      755     750
   Service charges on deposit accounts                         1,394   1,228    4,085   3,533
   Gain on sale of loans                                         288      84      556      28
   Gain on sale of investment securities                           -       -       12   1,862
   Real estate operations                                        361     (32)     809    (295)
   Other                                                          16       4       82      87
                                                            --------  ------   ------  ------
     Total other income                                        2,365   1,586    6,471   6,139
Operating expense:
   Salaries and employee benefits                              2,798   2,645    8,552   7,593
   Net occupancy expense                                       1,138   1,149    3,441   3,223
   Advertising and promotion                                     140     209      560     620
   FDIC insurance premiums                                       388     439    1,332   1,346
   Amortization of costs in excess of net assets acquired        290     180      818     476
   Other                                                       1,341   1,436    3,977   3,884
                                                            --------  ------   ------  ------
     Total operating expense                                   6,095   6,058   18,680  17,142
                                                            --------  ------   ------  ------
   Net noninterest expense                                     3,730   4,472   12,209  11,003
                                                            --------  ------   ------  ------
   Income before income tax and extraordinary item             4,987   4,352   14,450  13,257
Income tax expense                                             1,626   1,530    4,697   4,549
                                                            --------  ------   ------  ------
Income before extraordinary item                               3,361   2,822    9,753   8,708
Extraordinary item, net                                            -       -        -    (908)
                                                            --------  ------   ------  ------
Net income                                                  $  3,361   2,822    9,753   7,800
                                                            ========  ======   ======  ======

Primary earnings per share:
   Income before extraordinary item                         $   0.66    0.57     1.93    1.76
   Extraordinary item, net                                         -       -        -   (0.18)
                                                            --------  ------   ------  ------
   Net income                                               $   0.66    0.57     1.93    1.58
                                                            ========  ======   ======  ======
   Weighted average common and common equivalent shares        5,089   4,951    5,062   4,939
                                                            ========  ======   ======  ======

Fully diluted earnings per share:
   Income before extraordinary item                         $   0.66    0.57     1.93    1.76
   Extraordinary item, net                                         -       -        -   (0.18)
                                                            --------  ------   ------  ------
   Net income                                               $   0.66    0.57     1.93    1.58
                                                            ========  ======   ======  ======
   Weighted average common and common equivalent shares        5,095   4,951    5,083   4,946
                                                            ========  ======   ======  ======

See accompanying notes to consolidated financial statements.




4  Bankers First Corporation

BANKERS FIRST CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Cash Flows (Unaudited)                                 Nine Months Ended
     (Dollars in thousands)                                                               September 30
                                                                                     -------------------
                                                                                         1995      1994
                                                                                     --------   --------
Cash flows from operating activities:
   Net Income                                                                        $  9,753      7,800
   Adjustments to reconcile net income to net cash provided (used) by operations:
      Provision for loan and real estate losses                                         1,075      1,300
      Depreciation and amortization                                                     1,456      1,717
      Amortization of cost in excess of net assets acquired                               818        476
      Amortization and accretion, net                                                      16        389
      (Gain) loss on sale of loans                                                       (556)       (28)
      (Gain) on sale of investment securities                                             (12)    (1,862)
      (Gain) on sale of real estate, premises, and equipment                           (1,423)    (1,242)
      FHLB stock purchases, net of redemptions and stock dividends                      4,171     (1,946)
      Net change in other assets and accrued interest receivable                       (1,075)       346
      Net change in other liabilities, accrued interest on deposits,
        and deferred income taxes                                                      (6,245)     5,663
                                                                                     --------   --------
   Net cash provided (used) by operating activities                                     7,978     12,613

Cash flows from investing activities:
   Purchase of investment securities available for sale                               (16,669)    (2,000)
   Proceeds from sale and redemption of investment securities available for sale        4,260      5,322
   Proceeds from maturity and principal collections of investment securities
        available for sale                                                              6,293     14,828
   Proceeds from maturity and principal collections of investment securities
        held to maturity                                                                6,998     12,651
   Loan originations net of principal collections                                     (58,018)  (164,050)
   Purchases of loans                                                                 (43,200)   (41,426)
   Proceeds from sale of loans                                                        101,478     41,876
   Net additions to premises and equipment                                               (729)      (216)
   Improvements and additions to real estate owned and investment property             (1,901)    (1,161)
   Proceeds from sale of real estate and investment property                            4,938      8,518
                                                                                     --------   --------
   Net cash provided (used) by investment activities                                    3,450   (125,658)

Cash flows from financing activities:
   Net change in deposit accounts                                                      26,209     (1,730)
   Net change in retail repurchase agreements                                          (2,976)     1,405
   Repayments of long-term borrowings                                                    (540)   (18,531)
   Net change in short-term borrowings                                                (87,900)    77,000
   Net change in advance payments by borrowers for taxes and insurance                  1,771      2,613
   Dividends paid                                                                      (2,122)    (1,347)
   Proceeds from exercise of stock options and dividend reinvestment                    1,521        411
   Cash received on purchase of branches                                               52,234     51,024
                                                                                     --------   --------
   Net cash provided (used) by financing activities                                   (11,803)   110,845
                                                                                     --------   --------

Increase (decrease) in cash and cash equivalents                                         (375)    (2,200)
Cash and cash equivalents at beginning of year                                         29,195     26,814
                                                                                     --------   --------
Cash and cash equivalents at end of period                                           $ 28,820     24,614
                                                                                     ========   ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                       $ 32,004     24,356
      Income Taxes                                                                      4,611      3,090
Noncash transactions-other:
   Transfer of loans to and write downs of repossessed assets                           1,404      3,326
   Financing provided on sales of real estate                                             395      2,796

See accompanying notes to consolidated financial statements.





                                                    Bankers First Corporation  5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

                 The accompanying Consolidated Statement of Financial Condition as of September 30, 1995, and the related Consolidated Statements of Income for the three and nine month periods ended September 30, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of Management, all eliminations and adjustments necessary for a fair presentation have been made; however, the statements were prepared in accordance with the instructions for preparation of Securities and Exchange Commission Form 10-Q and do not include all information and disclosures necessary for fair presentation in accordance with generally accepted accounting principles. These financial statements should, therefore, be read in conjunction with management's discussion and analysis of the complete Annual Report for the year ended December 31, 1994 which was filed with the Company's most recent Form 10-K.

                 Investment properties represent real estate held for development and sale or operating properties held for long-term investment. Real estate held for development and sale is stated at the lower of cost or net realizable value. Acquisition and development costs, including interest, are capitalized when real estate is in the process of development. Other investment properties are stated at cost less accumulated depreciation.

                 Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year. Adjustments to the balance sheet and income statement are typically of a normal, recurring nature. Any adjustments not meeting this criteria are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations or Notes to the Consolidated Financial Statements.

                 Certain amounts in the prior year Financial Statements have been reclassified to conform with current year presentation.

2.  Recent Accounting Pronouncements

                 In May 1993, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent, beginning in 1995. Loans that are determined to be impaired require a valuation allowance equivalent to the amount of impairment. The valuation allowance is to be established by a charge to the provision for loan losses. In October 1994, the Financial Accounting Standards Board issued Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which amends the requirements of SFAS 114 regarding interest income recognition and related





6  Bankers First Corporation
disclosure requirements. The Company adopted SFAS 114 and SFAS 118 on January 1, 1995, and the impact to the consolidated financial statements was not material.

3.  Other Developments

         On October 31, 1995 the Company announced the signing of a definitive merger agreement with SouthTrust Corporation. Bankers First will be acquired by SouthTrust Corporation my means of the merger of the Company with SouthTrust of Georgia, Inc. Under the terms of the definitive agreement, all outstanding shares and options of Bankers First common stock will be acquired by SouthTrust Corporation in exchange for SouthTrust common stock and options at an exchange ratio of 1.126, subject to possible adjustment. The transaction would be valued at approximately $148 million, or $28.29 per Bankers First Corporation share based on the closing price of SouthTrust Corporation common stock on October 31, 1995. The value of the transaction is approximately 157% of Bankers First tangible equity or 150% of equity as of September 30, 1995 assuming all outstanding options are exercised.

         In conjunction with the proposed merger, Bankers First Corporation anticipates recording certain charges relating to fees and expenses of outside advisors; severance and termination payments; and certain other costs to conform to SouthTrust's policies and practices. While the specific amounts are still being estimated, Management anticipates such amounts to aggregate $8 to $10 million before income tax benefit, and anticipates recording the charges in the fourth quarter of 1995.

         Additionally, in connection with the merger, Bankers First Savings Bank, FSB will be converted from a thrift to a national or state bank charter. Such conversion will require the recapture of approximately $13 million of previous bad debt deductions for which no deferred taxes have been provided, resulting in a charge to income tax expense of approximately $4.5 million. Such charge will be recorded at the time conversion becomes imminent.

         The definitive agreement is subject to certain conditions including approval of Bankers First shareholders and regulatory approvals. Bankers First Corporation filed Form 8-K on November 2, 1995 which further describes this transaction and is hereby incorporated by reference.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

         Net interest income was unchanged compared to the 1994 quarter. Average earning assets increased $57.0 million while average interest bearing liabilities increase $49.2 million. For the 1994 and 1995 quarters respectively, the yield on average earning assets increased from




                                                    Bankers First Corporation  7

7.90% to 8.42%; however, the increase in yield was offset by an increase in the average rate paid on interest-bearing liabilities from 4.16% to 4.94%. As a result of the above changes in earning assets and interest bearing liabilities, the interest spread decreased 26 basis points while the net interest margin decreased to 3.65% in the 1995 quarter from 3.86% in 1994.

         The provision for loan losses was $300 thousand compared to $200 thousand in the 1994 quarter. Net loan charge offs were $271 thousand versus $281 thousand in 1994. At September 30, 1995 the allowance for loan losses was $8.0 million or 0.91% of net loans and 0.75% of total assets. Loan loss reserves to non-performing loans was 164.2%. The coverage ratio, loan loss reserves to non-performing loans and real estate owned, was 106.7%.

         Other income for the quarter was $2.4 million compared to $1.6 million in the year earlier period. Service charges on deposit accounts were $166 thousand higher due to a $21.6 million increase in average checking account balances. Gain on sale of loans was up $204 thousand over the 1994 quarter. Real estate operations income increased $393 thousand over the prior year quarter due to higher residential real estate sales and a $100 thousand decrease in the provision for real estate losses. The provision for real estate losses was $50 thousand and $150 thousand in 1995 and 1994, respectively.

         Operating expenses were $6.1 million compared to $6.1 million for the 1994 quarter. The overhead ratio, operating expense less goodwill amortization divided by average assets, improved to 2.17% in 1995 from 2.33% in 1994. The efficiency ratio, recurring operating expense net of goodwill amortization divided by net interest income and other recurring income, was 50.60% in 1995 compared to 52.53% in 1994.

         Income tax expense for the 1995 quarter was $1.6 million or 32.6% of income before tax compared to $1.5 million or 35.2% for the same 1994 period. The corporate income tax rate for 1995 and 1994 differs from the Company's actual effective tax rate principally due to the reduction of the tax valuation allowance for deferred state income tax benefits.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND
1994

         Net interest income increased $2.6 million compared to the 1994 period principally due to a $121.5 million increase in average earning assets and a $111.9 million increase in average interest bearing liabilities. For the 1994 and 1995 periods respectively, the yield on average earning assets increased from 7.75% to 8.30%; however, the increase in yield was offset by an increase in the average rate paid on interest-bearing liabilities from 4.14% to 4.84%. As a result of the above changes in earning assets and interest bearing liabilities, the interest spread decrease 15 basis points while the net interest margin decreased to 3.61% in 1995 from 3.71% in 1994.




8  Bankers First Corporation

         The provision for loan losses was $925 thousand compared to $700 thousand in 1994. Net loan charge offs were $683 thousand for 1995 and $692 thousand for 1994. At September 30, 1995 the allowance for loan losses was $8.0 million or 0.91% of net loans and 0.75% of total assets. Loan loss reserves to non-performing loans was 164.2%. The coverage ratio, loan loss reserves to non-performing loans and real estate owned, was 106.7%.

         Other income was $6.5 million compared to $6.1 million in the year earlier period. Service charges on deposit accounts were $552 thousand higher due to a $22.8 million increase in average checking account balances. Real estate operations income increased $1.1 million from 1994 levels due to $201 thousand of nonrecurring gains in the 1995 period, $169 thousand of nonrecurring losses in the 1994 period, and a $450 thousand decrease in the provision for real estate losses. The provision for real estate losses was $150 thousand and $600 thousand in 1995 and 1994, respectively. Gain on sale of loans was up $528 thousand compared to 1994 levels. Other income in 1994 included a $1.9 million nonrecurring gain on the sale of 317 thousand shares of Synovus Financial Corp. common stock. This gain was partially offset by a $0.5 million nonrecurring charge for the write down of the present value of excess loan servicing rights in 1994. The remaining balance at September 30, 1995 of excess loan servicing rights is $0.7 million.

SCHEDULE I
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   Profitability & Overhead Ratios

                                                     1995                 1994
                                           ---------------------  -------------------
                                            09/30   06/30  03/31  12/31  09/30  06/30
                                           ------   -----  -----  -----  -----  -----
Profitability
Yield on Earning Assets                      8.42%   8.29   8.20   8.02   7.90   7.67
Cost of Funds                                4.94    4.89   4.70   4.40   4.16   4.07
Interest Spread                              3.48    3.40   3.50   3.62   3.74   3.60
Net Interest Margin                          3.65    3.55   3.64   3.74   3.86   3.70
Net Non-Interest                             1.39    1.54   1.55   1.34   1.77   1.63
Return on Assets                             1.26    1.13   1.20   1.15   1.12   1.09
Return on Equity                            14.37   13.84  15.05  14.52  13.92  13.23

Overhead
G&A/Average Assets                           2.17%   2.18   2.22   2.20   2.33   2.30
Amortization of Goodwill/Average Assets      0.11    0.11   0.09   0.08   0.07   0.06
Compensation/Average Assets                  1.05    1.04   1.06   1.06   1.05   1.05
Occupancy/Average Assets                     0.43    0.42   0.42   0.46   0.46   0.45

Number of Employees (FTE's)                   385     386    380    372    372    350

Dollars of Assets per Employee
     (in millions)                         $ 2.78    2.88   2.85   2.83   2.77   2.74

Gap
One Year Gap                                 2.21%   3.92   1.49   3.25   6.84   6.66





                                                    Bankers First Corporation  9

         Operating expenses were $18.7 million compared to $17.1 million for the 1994 period. The overhead ratio, operating expense less goodwill amortization to average assets, improved to 2.19% in 1995 from 2.31% in 1994. The efficiency ratio, recurring operating expense net of goodwill amortization divided by net interest income and other recurring income, was 52.52% in 1995 compared to 53.30% in 1994.

         Income tax expense for the 1995 period was $4.7 million or 32.5% of income before tax compared to $4.5 million or 34.3% for the same 1994 period. The corporate income tax rate for 1995 and 1994 differs from the Company's actual effective tax rate principally due to the reduction of the tax valuation allowance for deferred state income tax benefits.

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

         For example, the results of the rate shock analysis at September 30, 1995 indicate that an immediate and sustained change caused by a 100 basis point increase in interest rates would produce a decrease in the projected annual net interest margin of 19 basis points. A 100 basis point decrease in interest rates would result in a 16 basis point increase in the projected net interest margin for the same period. As measured by the interest rate shock analysis, the Company has developed strategies to achieve targeted returns under various interest rate





10  Bankers First Corporation
scenarios. However, since all interest rates do not adjust concurrently, this analysis is only an indicator of the sensitivity to changes in interest rates.

ASSET/LIABILITY GAP RATIO

         Another measure of interest rate risk is the Asset/Liability Gap ratio. Over the past two years the one year Gap ratio has ranged between 6.84% and 1.49%. At September 30, 1995 the one year Gap ratio was 2.21% with 63.9% of total rate sensitive assets and 64.6% of total rate sensitive liabilities scheduled to reprice within twelve months compared to 58.6% and 53.5%, respectively, a year earlier. Schedule I summarizes the one year Gap ratio for the most recent six quarters. Schedule II shows the current Gap position by type of rate sensitive assets and liabilities and by major repricing period.

SCHEDULE II
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   Gap Analysis at September 30, 1995

    (Dollars in thousands)            ---------------------------------------------------------------
                                          Six     Six Months  One to   Three to     Over
                                        Months     to One     Three      Five       Five
                                        or Less     Year      Years      Years      Years      Total
                                      ---------------------------------------------------------------
Rate Sensitive Assets
Loans                                 $ 386,681    187,461   172,823     57,816     80,988    885,769
Investment securities                    26,507     22,498    27,307     10,991     10,377     97,680
FHLB Stock                                9,674          -         -          -          -      9,674
Deposit funds                             3,766          -         -          -          -      3,766
                                      ---------    -------   -------     ------     ------    -------
Total                                   426,628    209,959   200,130     68,807     91,365    996,889

Rate Sensitive Liabilities
Deposits                                298,327    185,345   136,287     50,881     94,400    765,240
Borrowings                              119,416     10,000    50,000      5,000         51    184,467
                                      ---------    -------   -------     ------     ------    -------
Total                                   417,743    195,345   186,287     55,881     94,451    949,707

Gap Position
Asset (liability) Gap Position        $   8,885     14,614    13,843     12,926     (3,086)    47,182
                                      =========    =======   =======     ======     ======    =======
Cumulative Asset (liability) Gap      $   8,885     23,499    37,342     50,268     47,182     47,182
                                      =========    =======   =======     ======     ======    =======
Gap Position as a percentage
   of total assets                         0.84%      2.21      3.52       4.74       4.45       4.45
                                      =========    =======   =======     ======     ======    =======

Gap Position At December 31, 1994:
Asset (liability) Gap Position        $  38,204     (3,621)    1,294      2,410      3,653     41,940
                                      =========    =======   =======     ======     ======    =======
Cumulative Asset (liability) Gap      $  38,204     34,583    35,877     38,287     41,940     41,940
                                      =========    =======   =======     ======     ======    =======
Gap Position as a percentage
   of total assets                         3.59%      3.25      3.37       3.60       3.94       3.94
                                      =========    =======   =======     ======     ======    =======


         The difference between the amount of interest sensitive assets and interest sensitive liabilities to be repriced during a specified time period is referred to as the "asset(liability) gap position". The classification and availability of interest sensitive assets and liabilities available for repricing is determined as follows: (1) loans tied to the base lending rate or other indices depend on the time the adjustments may occur; (2) loans with stated call dates are amortized without any prepayment assumption with the balance at the call date reflected in that period; (3)




                                                   Bankers First Corporation  11
other loans are amortized using market based prepayment assumptions; (4) investments are categorized by stated maturity; (5) regular savings and regular NOW accounts are considered to be interest sensitive and are amortized using projected deposit repricing rates; (6) money market deposit accounts, Super NOW accounts, and repurchase agreements are subject to rate change daily; and (7) other deposits and borrowings are shown by stated maturity. Management believes that the above prepayment and withdrawal assumptions are reasonable based upon the Company's historical experience.

         The Company manages its Asset/Liability position by selling all 30 year fixed rate loan production, originating and generally retaining adjustable rate mortgages and shorter-term loans, and by using funding sources, such as core deposits, longer term certificates of deposit and long-term borrowings, that provide durations similar to the assets held in portfolio.

         At September 30, 1995, the Company did not have any futures, swaps or option contracts. The Company has commitments to originate, purchase and sell loans. These commitments are in the normal course of business and in the opinion of management do not involve more than the normal risk of loss.

SCHEDULE III
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   Loan Activities
   (Dollars in thousands)                          1995                              1994
                                  --------------------------------    -------------------------------
                                      9/30        6/30       3/31      12/31        9/30        6/30
                                  ---------     -------    -------    -------     -------     -------
Gross Loans Outstanding
   Beginning of Period            $ 932,203     919,490    887,991    854,133     792,895     734,233

Originated
Residential Construction             10,368       9,580     11,200     11,744      11,854      13,461
Other Residential                    35,978      34,656     28,274     31,401      39,163      48,039
Commercial Real Estate                1,220       3,612      7,494      6,267       9,153      10,117
Other                                36,166      33,085     32,506     33,709      38,090      43,528
                                  ---------     -------    -------    -------     -------     -------
   Total Originated                  83,732      80,933     79,474     83,121      98,260     115,145

Purchased
Residential Construction              7,199       6,022      9,532      7,931       8,354       4,340
Other Residential                     3,892       5,091     11,553     17,795      25,457      14,390
                                  ---------     -------    -------    -------     -------     -------
   Total Purchased                   11,091      11,113     21,085     25,726      33,811      18,730

Sold
Residential Construction                  -           -          -          -           -           -
Other Residential                    67,534      22,701     10,687     15,174      10,080      12,052
Commercial Real Estate                    -           -          -      8,601           -           -
                                  ---------     -------    -------    -------     -------     -------
   Total Sold                        67,534      22,701     10,687     23,775      10,080      12,052

Net Payments and Swaps              (73,030)    (56,632)   (58,373)   (51,214)    (60,753)    (63,161)
                                  ---------     -------    -------    -------     -------     -------

Gross Loans Outstanding
   End of Period                  $ 886,462     932,203    919,490    887,991     854,133     792,895
                                  =========     =======    =======    =======     =======     =======




12  Bankers First Corporation

LOAN PORTFOLIO

         At September 30, 1995 net loans receivable stood at $877.3 million compared to $923.0 million at June 30, 1995. Loans held for sale decreased $41.4 million during the quarter due to the sale of $40.1 million of the Company's originated portfolio of fixed rate convertible loans on July 18, 1995. Residential real estate loans increased $2.8 million for the quarter on origination of $36.0 million, purchases of $3.9 million, and sales of $27.4 million. Both commercial real estate and commercial construction loans decreased by $5.5 million and $2.6 million, respectively. The residential construction portfolio reflected a similar decline of $7.7 million despite originations of $10.4 million and purchases of $7.2 million. The consumer loan portfolio increased $7.8 million over the prior quarter and $21.4 million over 1994 year-end levels as consumer loan demand remained strong. Schedule III provides a summary of loan origination, sales, and payments for the last six quarters. Schedule V provides detail of the loan portfolio mix at September 30, 1995 and December 31, 1994.

SCHEDULE IV
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   Allowance for Loan Losses
   (Dollars in thousands)

                                                               1995                           1994
                                                  ----------------------------     --------------------------
                                                    9/30       6/30       3/31     12/31      9/30       6/30
                                                  -------     -----      -----     -----     -----      -----
Allowance for Losses Beginning of Period          $ 7,923     7,848      7,710     8,782     8,863      8,527
Provision for Loan Losses                             300       325        300     1,100       200        250

Recoveries
Real Estate Loans:
   Residential                                         26         2          2         2        23          9
   Commercial                                           2         8          -         3        16        321
Commercial & Industrial                                35        11         13        12         -          -
Consumer                                               88        80         89        91        89        108
                                                  -------     -----      -----     -----     -----      -----
Total Recoveries                                      151       101        104       108       128        438

Losses Charged to
Real Estate Loans:
   Residential                                         72        38         27       370        68         30
   Commercial                                           -         2         26     1,711       156        123
Commercial & Industrial                                53        68         23        25        18         62
Consumer                                              297       243        190       174       167        137
                                                  -------     -----      -----     -----     -----      -----
Total Charge-Offs                                     422       351        266     2,280       409        352
                                                  -------     -----      -----     -----     -----      -----
Net Charge-Offs                                       271       250        162     2,172       281        (86)
                                                  -------     -----      -----     -----     -----      -----
Allowance for Losses End of Period               $  7,952     7,923      7,848     7,710     8,782      8,863
                                                  =======     =====      =====     =====     =====      =====

Allowance for losses as a percentage of
   non-performing assets                           106.70%   101.03     101.95    121.11    118.97     101.92

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Real Estate Loans:
   Residential                                   $  1,429     1,475      1,415     1,442     2,815      2,861
   Commercial                                       2,593     2,803      2,796     2,610     3,150      3,290
Commercial & Industrial                             1,605     1,622      1,641     1,650       756        774
Consumer                                            2,325     2,023      1,996     2,008     2,061      1,938
                                                  -------     -----      -----     -----     -----      -----
Allowance for Losses End of Period               $  7,952     7,923      7,848     7,710     8,782      8,863
                                                  =======     =====      =====     =====     =====      =====





                                                   Bankers First Corporation  13

SCHEDULE V
BANKERS FIRST CORPORATION
   Loan Portfolio
   (Dollars in thousands)

                                                         9/30/95                 12/31/94
                                                   --------------------     ---------------------
                                                     Amount    Percent       Amount     Percent
                                                   ---------  ---------     ---------  ----------
Loans
Loans held for sale                                $   6,106      0.70%     $   1,353      0.15%
Construction - Residential (Net)                      50,279      5.73         46,830      5.33
Construction - Commercial (Net)                       10,420      1.19         11,201      1.27
Residential real estate                              448,371     51.11        465,560     52.97
Commercial real estate                               157,602     17.96        170,504     19.40
Commercial and corporate                              18,449      2.10         18,754      2.13
Consumer                                             195,235     22.25        173,789     19.77
                                                   ---------    ------      ---------    ------
   Gross loans                                       886,462    101.04        887,991    101.04

Less:
Unearned interest income and deferred loan fees        1,194      0.14          1,389      0.16
Allowance for losses                                   7,952      0.90          7,710      0.88
                                                   ---------    ------      ---------    ------

Net Loans                                          $ 877,316    100.00%     $ 878,892    100.00%
                                                   =========    ======      =========    ======


ASSET QUALITY

         Non-performing assets at September 30, 1995 were $7.5 million, a decrease of $0.1 million or 1.7% from 1994 levels. As a percent of total assets, non-performing assets were 0.70% in both 1995 and 1994.

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

         Restructured loans at September 30, 1995 were $2.2 million down $6.2 million or 73.6% from a year earlier. Restructured loans as a percent of total assets were 0.21%. Restructured loans consist of loans that are made with terms that are concessions from the Company's normal lending policies.

         Loans on nonaccrual status totaled $4.5 million at September 30, 1995. Had these loans performed in accordance with their original terms, the Company would have recorded gross interest income of $109 thousand and $328 thousand for the three months and for the nine months ended September 30, 1995, respectively. Interest income, included in net income, on these loans totaled $72 thousand and $232 thousand for the three months and for the nine months ended September 30, 1995, respectively.

         Schedule VI provides additional information on changes in non-performing assets, restructured loans and performing loans 90 days past due for the last six quarters.




14  Bankers First Corporation

SCHEDULE VI
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   Non-Performing Assets, Restructured Loans and 90 Day Past Due Loans (Dollars in thousands)

                                                              1995                           1994
                                                 ----------------------------    ----------------------------
                                                     9/30      6/30      3/31     12/31       9/30      6/30
                                                 --------    ------    ------    ------     ------     ------
Non-Performing Assets
Nonaccrual Loans                                 $  4,844     4,967     3,688     2,862      2,581      3,143
Assets Acquired by Foreclosure                      2,609     2,875     4,010     3,504      4,751      5,553
                                                 --------    ------    ------    ------     ------     ------
Total Non-Performing Assets                         7,453     7,842     7,698     6,366      7,332      8,696

Restructured Loans                                  2,213     2,347     2,397     2,424      8,384     10,083

Performing Loans - 90 Days Past Due                 1,728     1,984     1,749     2,188      1,607      1,166
                                                 --------    ------    ------    ------     ------     ------
Total NPA, Restructured & 90 Day Past Due        $ 11,394    12,173    11,844    10,978     17,323     19,945
                                                 ========    ======    ======    ======     ======     ======

As A Percentage of Total Assets
Non-Performing Assets                                0.70%     0.70      0.70      0.60       0.70       0.89
Restructured Loans                                   0.21      0.21      0.21      0.23       0.81       1.02
Performing Loans - 90 Days Past Due                  0.16      0.18      0.16      0.21       0.15       0.12
                                                 --------    ------    ------    ------     ------     ------
Total                                                1.07%     1.09      1.07      1.04       1.66       2.03
                                                 ========    ======    ======    ======     ======     ======


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

         As illustrated in Schedule VII, of total non-performing assets, 70.2% are located in major metropolitan areas of Georgia, South Carolina and Tennessee. The diversified economic base of these areas and their proximity to the Company's banking operations are expected to be strong factors in reducing the level of non-performing assets. However, further declines in commercial real estate and real estate construction markets or in other economic sectors could potentially result in increased levels of charge-offs, non-performing assets and provision for loan losses.




                                                   Bankers First Corporation  15

SCHEDULE VII
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   Non-Performing Assets by Geographic Location and Loan Types
   September 30, 1995
   (Dollars in thousands)

                                 Residential         Commercial          Other
                          -----------------------  ---------------  ----------------
MSA/STATE                    A&D   Const    Perm    Const   Perm     Corp      Cons     Total
                          -------------------------------------------------------------------
Atlanta, GA               $    -       -       26      -      320                  -      346
Augusta, GA/SC                 -     412      631             722    1,220     1,256    4,241
Chattanooga, TN/GA             -      46      111      -        -        4        96      257
Savannah, GA                   -     192      102      -       75       16         -      385
Other - GA, SC, TN             -       -      124     81    1,049        -         8    1,262
                          ------     ---    -----    ---    -----    -----     -----    -----
Total GA, SC, TN               -     650      994     81    2,166    1,240     1,360    6,491

Other                          -       -      658      -        -      151       153      962
                          ------     ---    -----    ---    -----    -----     -----    -----

Total                     $    -     650    1,652     81    2,166    1,391     1,513    7,453
                          ======     ===    =====    ===    =====    =====     =====    =====


SCHEDULE VIII
BANKERS FIRST CORPORATION AND SUBSIDIARIES
   Performing Commercial Real Estate and Construction Loans by Geographic Location September 30, 1995 (Dollars in thousands)

MSA/STATE

Atlanta, GA                             $  37,076       22.43%
Augusta, GA/SC                             72,613       43.94
Chattanooga, TN/GA                          1,722        1.04
Savannah, GA/SC                            13,628        8.25
Other - GA, SC, TN                         31,591       19.12
                                        ---------      ------
Total GA, SC, TN                          156,630       94.78

FL, NC, VA                                  8,630        5.22
                                        ---------      ------

Total                                   $ 165,260      100.00%
                                        =========      ======


         As defined by SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. SFAS 114 applies to all loans that are identified for evaluation except loans which are collectively evaluated for possible impairment (credit card, residential mortgage, and consumer installment loans). As part of the loan review process, all classified loans of $250 thousand or more are reviewed to determine possible impairment. In addition, any other loans which the loan officer or credit analyst feels may be impaired are included in the process, as well as all loans that are 90 or more days delinquent as to principal or interest. Interest income on impaired loans is recorded on the accrual basis, except for those loans on nonaccrual which are recognized on the cash basis.





16  Bankers First Corporation

         As detailed in Schedule IX, impaired loans at September 30, 1995 totaled $4.7 million of which $3.3 million were classified as nonaccrual. Of the $4.7 million impaired loans, $1.4 million were valued using the present value of expected future cash flows and $3.3 million were valued based on the fair value of the loan's collateral, or the loan balance, whichever was less.

SCHEDULE IX
BANKERS FIRST CORPORATION
   Impaired Loans
   September 30, 1995
   (Dollars in thousands)

                                           With SFAS 114 Allowance
                                        -----------------------------
                                    Loan       Loan     Allowance
                                   Amount     Amount      Amount      Net
                                  -------     ------    ---------     -----
Construction loans                $   353          -           -        353
Residential loans                     952        273         (50)     1,175
Commercial real estate loans        1,021      1,136        (268)     1,889
Corporate loans                     1,022        335         (36)     1,321
                                  -------      -----        ----      -----
Total impaired loans              $ 3,348      1,744        (354)     4,738
                                  =======      =====        ====      =====

         The average balance of impaired loans for the quarter ended September 30, 1995, was $5.3 million with income of $98 thousand recognized during the quarter. The average balance of impaired loans for the nine months ended September 30, 1995, was $4.6 million with income of $320 thousand recognized for the nine month period.

         Goodwill and other intangible assets are reviewed at least annually, or more often if deemed appropriate, for possible impairment. Any impairment is recognized by a write-down of the impaired assets. Such amounts have not been material during any of the periods covered by this report.


LIQUIDITY AND CAPITAL RESOURCES

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

         On July 18, 1995 the Company sold $40.1 million of its originated portfolio of fixed rate convertible loans (5, 7, and 10 year maturity fixed rate loans that convert to 1 year adjustable rate loans at the respective repricing point) at a price of 99.25 as part of an asset/liability management strategy. The pricing loss on this transaction was offset by the recognition of deferred fee income on these loans and an adjustment to the valuation allowance for the present value of excess servicing rights during the 1995 second quarter. Proceeds from the loan sale were used to reduce short-term FHLB advances.




                                                   Bankers First Corporation  17

SCHEDULE X
BANKERS FIRST CORPORATION AND SUBSIDIARIES

   Average balances with yield/cost for period:        Quarter ending         12 Month Average
   (Dollars in thousands)                            September 30, 1995             1994
                                                   ---------------------    ---------------------
                                                      Avg. Bal.    Rate      Avg. Bal.     Rate
                                                   ------------- -------    ------------ --------
Earning Assets
Investment portfolio                               $     32,582     7.59        36,173       6.42
FHLB Stock                                               10,521     7.22        11,342       6.23
Mortgage Backed Securities                               72,717     7.52        92,815       6.48
Residential Construction                                 53,638     9.68        36,357       8.52
Commercial Construction                                  11,005     9.27        13,897       7.99
For Sale Residential                                      4,573    10.23         3,090       5.11
Residential Fixed Rate                                  199,447     7.75       202,956       7.73
Residential ARM/GPM/Balloon                             254,076     7.33       200,890       6.93
Commercial Fixed Rate                                    11,196    11.00        12,927      10.85
Commercial Adj/Baln/Float                               148,190     9.25       153,463       8.28
Corporate Loans                                          18,369     9.07        16,340       8.68
Consumer Credit Cards                                    12,853    13.63        11,858      13.05
Consumer Single Payment                                   3,703     9.54         2,816       8.06
Consumer Add-On                                           3,207     7.48         3,742       6.60
Consumer H.O.M.E. Loans                                  28,778    10.26        28,297       8.66
Consumer Other Loans                                    142,249     8.89       100,395       8.70
   Deferred Loan Fees and Unearned Interest              (1,232)     N/A        (1,692)       N/A
   Reserves for Losses                                   (7,951)     N/A        (8,551)       N/A
                                                   ------------    -----       -------      -----
Total Earning Assets                               $    997,921     8.42       917,115       7.82
                                                   ============    =====       =======      =====

Non-Interest Assets:
Cash and Amounts Due from Depository Institutions  $     24,736                 22,521
Cost in Excess of Net Assets Acquired                     4,613                  2,243
Other Assets                                             43,312                 44,055
                                                   ------------                -------
                                                         72,661                 68,819
                                                   ------------                -------
Total Assets                                       $  1,070,582                985,934
                                                   ============                =======

Interest Bearing Liabilities:
Overnight Money Markets                            $     12,865     2.68        22,810       2.72
Certificates - 2 to 3 Month                               1,225     2.91         4,180       2.94
Certificates - 6 Month                                   25,267     4.80        34,937       3.46
Certificates - 12 Month                                 132,169     6.12        62,593       3.74
Certificates - 13 to 29 Month                           155,881     5.40       124,050       4.60
Certificates - 30 Month                                  38,587     5.02        49,184       5.06
Certificates - 31 to 59 Month                            28,135     5.29        25,847       5.40
Certificates - 60 Month & Over                           95,217     6.33        72,608       6.37
Jumbo Certificates                                       49,114     5.90        61,198       4.71
Savings Accts-Regular & Club                             80,040     2.93        83,833       2.65
Super NOW Accounts                                        5,375     2.66         7,591       2.67
Checking Accounts                                       129,830     2.63       101,869       2.18
Commercial Investors Checking                            15,319     2.77        17,637       2.51
Other Repurchase Agreements                                  41     9.68            61       3.28
Borrowed Money                                          188,954     5.83       221,843       5.14
Accrued Interest-Savings& Checking                        5,755      N/A         3,723        N/A
                                                   ------------    -----       -------      -----
Total Interest Bearing Liabilities                 $    963,774     4.94       893,964       4.21
                                                   ============    =====       =======      =====

Non-Interest Liabilities and Equity:
Other Liabilities                                  $     13,227                 11,744
Total Net Worth                                          93,581                 80,226
                                                   ------------                -------
Total Non-Interest Liabilities & Equity            $  1,070,582                985,934
                                                   ============                =======




18  Bankers First Corporation

         At September 30, 1995, the Company maintained $28.8 million in cash and cash equivalents and $97.7 million in investments. Approximately 50.2% of the investment portfolio matures or reprices within twelve months. The average balance sheets with related yield and cost data presented in Schedule X provide additional liquidity information.

         Stockholders' equity was $95.0 million at September 30, 1995, a $10.5 million increase from December 31, 1994. Net income of $9.7 million accounted for the majority of the increase. Cash received on the exercise of stock options and repayment of the ESOP loan receivable increased equity by $1.5 million and $0.5 million, respectively. The ESOP loan and stock option loans are reported as a reduction to stockholders' equity. Net unrealized gain on investment securities available for sale increased equity by $0.9 million and dividends paid to shareholders reduced equity by $2.1 million. Average equity to average assets was 8.29% for the nine months ended September 30, 1995 compared to 8.22% for the nine months ended September 30, 1994.

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

         Bankers First Savings Bank, FSB meets the regulatory definition of well capitalized: a core capital ratio greater than 5% and a total risk-based capital ratio greater than 10%. Schedule XI summarizes the Bank's regulatory capital at September 30, 1995.

         The Bank may distribute as a dividend the higher of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year or 75% of its net income over the most recent four quarter period. At September 30, 1995 the amount available for distribution as a dividend by the Bank is $17.2 million. In addition, without the approval of OTS, capital distributions may not be made if the effect thereof would be to cause the Bank's net worth to be reduced below the regulatory capital requirements. No dividends were paid from the Company's bank subsidiary in 1995 and 1994.





                                                   Bankers First Corporation  19

SCHEDULE XI
BANKERS FIRST SAVINGS BANK, FSB
   Analysis of Capital and Capital Requirements

   September 30, 1995                                                                        Risk-
   (Dollars in thousands)                              Tangible           Core     Risk-     based
                                           Tangible    capital   Core    capital  based    capital
                                           capital      ratio   capital   ratio   captial    ratio
                                           -------   ---------  -------  -------  --------  -------
Equity capital                             $74,770              $74,770           $74,770
Qualifying subordinated debentures                                                  3,520
Cost in excess of net assets acquired       (4,435)              (4,435)           (4,435)
General valuation allowances                                                        7,598
Excluded unrealized net
   investment gains                           (661)                (661)             (661)
                                           -------              -------           -------
Regulatory capital                          69,674      6.71%    69,674   6.71%    80,792    11.52 %
Capital requirement                         15,586      1.50%    41,563   4.00%    56,128     8.00 %
                                           -------      ----    -------   ----    -------    -----
Capital exceeding requirement              $54,088      5.21%   $28,111   2.71%   $24,664     3.52 %
                                           =======      ====    =======   ====    =======    =====


     Legislation is currently being proposed in the United States Congress, which among other things, would require members of the Savings Association Insurance Fund (SAIF) to pay a special assessment to recapitalize the fund and thereafter merge the SAIF into the Bank Insurance Fund (BIF). While negotiation of specific provisions of the proposed legislation is ongoing between the House and Senate Banking Committees, it is anticipated that the SAIF recapitalization will occur in early 1996. Under the proposed legislation, SAIF members will pay the special assessment to recapitalize their fund based on their insured deposits held on March 31, 1995. The amount of the assessment is to be determined by the Federal Deposit Insurance Corporation and is expected to be approximately 85 basis points per $100 of SAIF insured deposits. Based on the proposed legislation, Bankers First Corporation anticipates a charge against earnings of approximately $6 million for the special assessment. Such charge will be recorded when the amount can reasonably be estimated and passage of the proposed legislation is probable.


PART II.      OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

             (a) Exhibits

                      3.1 Articles of Incorporation of Bankers First Corporation filed as Exhibit 3.1 to Form S-1 Registration Statement No. 2-87727 is incorporated by reference herein

                      27       Financial Data Schedules (for SEC purposes only)

             (b) Reports on Form 8-K - In a report filed on Form 8-K dated
                 November 2, 1995, the Company reported the signing of a merger agreement with SouthTrust Corporation. See Exhibit Index included on page 5 of Form 8-K.





20  Bankers First Corporation

SIGNATURES

              Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BANKERS FIRST CORPORATION


                                 By: /s/ H. M. Osteen, Jr.
                                     ------------------------------------------
                                 H. M. Osteen, Jr.
                                 Chairman and Chief Executive Officer



                                 By: /s/ Glenn W. Peters
                                     ------------------------------------------
                                 Glenn W. Peters
                                 Corporate Vice President and
                                 Chief Financial Officer



Date:    November 13, 1995
     ----------------------------





                                                   Bankers First Corporation  21